Form 10-K
period 2002-12-31
DADE BEHRING HOLDINGS INC
filed 2003-03-28
CIK 1183920

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50010

DADE BEHRING HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-3989270 (I.R.S. Employer Identification No.)
1717 DEERFIELD ROAD, DEERFIELD ILLINOIS (Address of Principal Executive Offices)	60015 (Zip Code)

(847) 267-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)
 Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the Registrant's common stock (its only voting and common equity) held by non-affiliates of the Registrant as of December 31, 2002 was approximately $604,314,843. Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Number of Shares of Common Stock Outstanding at March 7, 2003: 39,929,479.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Shareholders Meeting to be filed prior to April 30, 2003 are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report. Such Proxy Statement except for the parts therein which have been specifically incorporated by reference shall not be deemed "filed" for purposes of this Report on Form 10-K.

DADE BEHRING HOLDINGS, INC.
2002 FORM 10-K—TABLE OF CONTENTS

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

  •
  the projected growth rates in our industry;

  •
  the successful execution of our business plan; and

  •
  the projected continuing demand for our products.

Generally words such as "may," "will," "should," "could," "anticipate," "expect," "intend," "estimate," "plan," "continue," and "believe," or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described under Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those listed in "Risk Factors" in the Company's Registration Statement on Form 10 (Reg. No. 000-50010).

PART I

ITEM 1.    BUSINESS

General

        Dade Behring Holdings, Inc. is the world's largest company dedicated solely to clinical diagnostics. We are a leading manufacturer and distributor of in vitro diagnostics ("IVD") products and services to clinical laboratories in the United States. Dade Behring serves a $13 billion segment of the more than $21 billion estimated annual global market for IVD products. We manufacture and market a broad offering of IVD products and services which include (1) medical diagnostic instruments, which represent approximately 13% of our 2002 sales; (2) reagents and consumables, which represent approximately 83% of our 2002 sales; and maintenance services which represent approximately 4% of our 2002 sales. In total, we have a worldwide installed base of approximately 40,000 instruments. Within our served markets, we have a strong position in each of our core product markets which are Chemistry, Hemostasis, Microbiology and Infectious Disease Diagnostics.

        In December 1994, Bain Capital, Inc. and the GS Capital Partners, L.P. and certain of their affiliates formed Dade Behring Holdings, Inc., and acquired certain assets of Baxter Diagnostics from Baxter International Inc. The assets acquired from Baxter International, Inc. included established leadership positions in hemostasis and microbiology, strong routine chemistry/immunoassay market positions, and an extensive sales and service organization especially in the United States.

        In May 1996, we purchased DuPont's IVD business, which had entered into the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world and whose installed base of routine chemistry instruments was and still is one of the largest in the world. This acquisition also provided Dade Behring Holdings, Inc. with world-class manufacturing and product development capabilities, particularly in the areas of software and engineering.

        In October 1997, we acquired Behring Diagnostics—the human IVD business of Hoechst AG ("Hoechst"). The Behring business was established in 1904 by Emil von Behring the recipient of the first Nobel Prize in medicine. This acquisition provided us with complementary product lines for our hemostasis and routine immunochemistry and significantly broadened the overall product line portfolio by adding leadership positions in plasma protein testing and drugs of abuse testing/therapeutic drug monitoring. Acquisition of the Behring human IVD business from Hoechst provided expanded capabilities in platform development, specialty assay development and research. This acquisition also extended the geographic scope of our business.

        Since 1997, Dade Behring has focused on consolidating and integrating the acquired businesses and has molded Dade Behring to be the world's largest company dedicated solely to clinical diagnostics.

Bankruptcy Proceedings

        On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois. We collectively refer to the companies who were party to the bankruptcy proceedings as the "Debtors." On August 1, 2002, the Debtors filed their Disclosure Statement and plan of reorganization for their Joint Chapter 11 case (the "Plan of Reorganization").

        The Bankruptcy Court confirmed the Plan of Reorganization on September 18, 2002 and the Plan of Reorganization became effective on October 3, 2002. The Plan of Reorganization allowed the Debtors to emerge from bankruptcy with an improved capital structure. The Debtors were allowed to continue paying their trade debt in the ordinary course of business during the pendency of the Chapter 11 cases. At the time of emergence, they had sufficient trade credit to finance their continuing operations. On the effective date of the Plan of Reorganization, Dade Behring Inc., our wholly-owned subsidiary, entered into new credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings and Credit Facilities" in Part II, Item 7 for a further discussion.

Diagnostic Industry—Overview

        IVD tests are conducted outside the body. IVD tests are used to analyze samples of patients' bodily fluids such as whole blood, blood plasma, serum or urine in a clinical setting. In a single test, a patient sample may be measured to determine the presence, concentration or absence of a particular substance or condition. In some tests, the fluid sample is combined with a dry or liquid chemical reagent, which is then observed or measured to observe physical or chemical changes that have a predetermined correlation to diagnostic information and enable physicians to diagnose, treat and monitor patients. The most common IVD tests are traditional routine clinical chemistry tests that measure substances such as glucose, cholesterol or sodium as part of routine blood checks. Other IVD tests measure other bodily functions such as blood clotting ability and cardiac function, or measure the presence of infections or drugs. The wide range and important nature of these tests have established IVD testing as an integral part of the managed care environment, providing for accurate and timely patient diagnosis and treatment. Increasingly, IVD testing is recognized as making a significant contribution to improving patient care and lowering total patient costs. IVD tests are performed in a number of different clinical settings, including hospitals, reference laboratories, physicians' offices/ambulatory care centers and consumers' homes.

        IVD testing systems are composed of instruments, reagents, consumables, service and data management components. Instruments serve to automate repetitive manual tasks, improve test accuracy and speed results reporting. Reagents are liquid or powdered biochemical substances that react with the patient sample to produce measurable, objective results. The consumable accessories vary across application segments, but are generally items such as vessels used in generating test results. Reagents and consumables that are exclusive to their related testing systems represent "closed" systems, which generally provide more predictable future revenue to the system supplier. Open testing systems accept reagents and consumables from more than a single manufacturer. Sample handling and preparation devices, as well as data management systems, are becoming increasingly important components of the IVD system. These additional system components permit laboratories to achieve cost efficiencies and higher test volumes.

        The global IVD market is estimated at more than $21 billion annually, with the United States, Western Europe and Japan comprising approximately 49%, 35% and 9%, respectively, of the global market. We believe that the global IVD market will continue to grow due to a number of key favorable industry trends, including:

  •
  Demographic shifts resulting from the aging of the population and socioeconomic improvements which are expected to increase the overall level of demand for diagnostic testing;

  •
  Increased focus on lowering total healthcare expenditures which will likely increase demand for diagnostic testing as an effective tool to improve patient outcomes and reduce the costs of misdiagnosis through earlier and more accurate diagnosis and patient monitoring;

  •
  Emerging markets which will likely provide additional demand as economic improvements in these countries lead to increases in healthcare expenditures;

  •
  Technology improvements in new tests, pathogens and markers which will likely result in the increased use of diagnostics to aid in the diagnosis of diseases; and

  •
  Increased automation of diagnostic instruments which is expected to lower the overall cost of diagnostic testing and thereby increase accessibility and demand.

Dade Behring—Served Markets

        Chemistry Diagnostics.    Our Chemistry Diagnostics business consists of four product lines: Routine Chemistry/Immunochemistry, Cardiac, Plasma Proteins and Drugs of Abuse Testing/Therapeutic Drug Monitoring. These product lines contributed approximately $794 million of our sales during the twelve months ended December 2002.

        Routine Chemistry/Immunochemistry.    Routine chemistry tests measure substances found in large concentrations in patients' blood, tissue, urine or other bodily fluids. These substances include cholesterol, glucose, iron and sodium and their concentration levels provide information on a patient's basic bodily functions. Routine immunochemistry testing relies on the properties of antibodies and antigens in the immune system as its key detection mechanism. Immunoassays, which are immunochemistry tests, measure relatively low concentrations of these substances found in blood. These tests are performed for pre- and post-surgical procedures and to monitor a patient's response to treatment and therapy. Historically, analyzers had been developed separately for routine chemistry and immunochemistry testing. Today, high-volume tests in both categories are rapidly being consolidated to a single, platform that significantly improves overall laboratory productivity and costs.

        On average, hospital laboratories operate two to three routine chemistry/immunochemistry analyzers. These instruments account for up to 60% of all IVD tests performed in clinical laboratories and are characterized by their high throughput capabilities.

        We have a broad range of routine chemistry/immunochemistry instrument platforms, including the Dimension®, Opus™, and aca® instruments. We have consistently been a leader in chemistry/immunochemistry instrument consolidation and automation, beginning with our introduction of the heterogeneous module for the Dimension® RxL instrument in 1998. In 2001 we introduced the

Dimension® Xpand™ instrument, which provides the same test consolidation capability as the RxL for smaller labs. The continued consolidation of routine chemistry/immunochemistry testing onto a single platform represents a significant growth opportunity for us. We believe that the Dimension® system offers customers the lowest total cost approach for performing these two categories of tests along with a wide menu and a significant technological advantage over competitive systems. We have a comprehensive test menu of approximately 100 tests and are currently developing over 30 additional chemistry and immunochemistry tests.

        In 2002, we introduced the StreamLAB® chemistry/immunochemistry analyzer, a workcell that combines up to four Dimension® RxL instruments with onboard pre-analytical capabilities of accessioning, centrifugation and aliquotting that are essential to laboratory processes for producing test results. This instrument gives our customers in high volume laboratories an integrated single platform solution. Staffing and budget concerns of clinical laboratories worldwide suggest that instrument consolidation will become even more compelling to our customers over time.

        Our unique approach to workstation consolidation integrates the immunoassay, or IA, detection capability into the chemistry analyzer itself rather than simply connecting separate chemistry and IA units with a common sample handler. Integration results in a lower cost per instrument, which is one reason why the Dimension® RxL and Dimension® Xpand™ products remain so attractive to medium and lower volume laboratories. Building on our approach to workstation consolidation, we have begun development work on a next-generation system. The initial platform will serve the high volume testing segment, but the same platform architecture will provide the basic building blocks for new consolidating instruments designed to serve the medium and lower volume laboratories.

        Cardiac.    Cardiac tests are used for both risk assessment and diagnosis of cardiovascular disease ("CVD"). The cardiac market is one of the highest growth segments of the broader immunochemistry market, growing at 10-15% annually. We have a leading share in the market for cardiac tests and were one of the first to introduce a widely adopted testing system for the cardiac proteins Troponin I, CK-MB and Myoglobin. The combination of rapid and accurate tests for these CVD markers has allowed for rapid diagnosis of cardiac disease and has enhanced the physician's ability for triage and diagnosis of chest pain in patients.

        Today we offer a unique combination of platforms for performing cardiac tests. In the central laboratory, the Dimension® RxL menu includes the three major cardiac tests, Troponin-I, CK-MB and Myoglobin. Our Stratus® CS system, launched in late 1998, represents the industry's first quantitative, near-patient cardiac instrument. The Stratus® CS system's rapid result time of 13 minutes, accuracy (as shown by its sensitivity less than 0.03 nanograms per milliliter) test menu breadth and its direct correlation to central laboratory test results on the Dimension® instrument platforms creates a strong competitive advantage for us. The Stratus® CS system also offers significant potential cost savings for healthcare providers. Currently, the average cost to rule out myocardial infarction in a patient with chest pain ranges from $1,300 to $5,600. Stratus® CS can achieve a result in 13 minutes at a cost of less than $20 per test, which saves significant time over conventional diagnostic measures, and reduces hospital lengths of stay, avoids unnecessary testing and thereby reduces healthcare costs significantly. Dade Behring has led the development of the market for high sensitivity CRP testing.

        Plasma Protein.    Plasma protein instrument systems test serum, plasma, urine or cerebral spinal fluid to help both diagnose diseases, such as coronary heart diseases and rheumatic diseases, as well as to detect disorders, such as tumors, renal failure and malnutrition. Plasma protein tests are conducted on two types of instrument platforms, (1) routine chemistry/immunochemistry analyzers such as our Dimension® instrument and (2) dedicated nephelometers such as our BN™II and BN Prospec® instruments. While higher volumes of protein tests are run on routine chemistry/immunochemistry systems, the quality and broad menu makes nephelometers extremely useful with customers paying a premium price for this utility.

        We are the market leader in the worldwide nephelometric plasma protein market. We offer five dedicated plasma protein instruments:

  •
  the BN™II instrument, targeted at large, high volume hospital and commercial laboratories;

  •
  the BNA, BN™100 and BN Prospec® instruments, sold to small to medium size labs; and

  •
  the TurbiTime™ System, a manual instrument sold to small hospitals and private labs.

        The BN™II instrument, a large, highly automated instrument, was released in late 1995 and has proven to be a successful upgrade path for former customers of our older systems who are striving to reduce lab costs and increase actual testing throughput. Our instruments offer a menu of up to 60 assays, which cover the complete spectrum of plasma protein tests. The BN Prospec® instrument, which targets the small to medium size customer group, was launched in the summer of 2000.

        Given our long history of leadership in nephelometric protein testing, and our success at introducing and developing markets for critical, protein-based immunoassays such as Myoglobin and Troponin-I, we are aggressively assessing options for connecting that historical strength to the exciting advances that are expected from proteomics research. In addition to stepping up our licensing capabilities, we are evaluating our platform strategy to determine how the BN Prospec®-class analyzer and next-generation Dimension® instruments can be equipped to handle the sensitivity requirements of new markers that are discovered through proteomics research.

        Drugs of Abuse Testing/Therapeutic Drug Monitoring.    Drug tests are used to measure the level of therapeutic drugs, or TDM, or drugs of abuse or DAT in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the use of illicit substances such as cocaine and marijuana. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers' offices. Dade Behring offers drug tests on its Dimension® analyzers, as well as through its Syva®, aca and Opus lines.

        We manufacture a wide range of products under the Syva® brand name, which we market to both clinical and non-clinical laboratories. Syva is recognized worldwide in DAT testing, with a broad menu of assays available. In order to increase the convenience of testing for our customers, we have developed ready-to-use liquid DAT reagents for a broad range of commercially available instrument platforms. This makes Syva an attractive choice for DAT assays among open system reagent providers. We also have a strong position in the TDM market including the high growth immunosuppressives market.

        Hemostasis Diagnostics.    Hemostasis testing measures a patient's ability to form and dissolve blood clots, a critical factor in the stabilization of the cardiovascular system. Hemostasis testing can be segmented into routine screening and specialty tests. Routine hemostasis tests are typically performed before and during surgical procedures. Hemostasis testing is also essential in post-surgical treatments for patients with cardiovascular disorders such as monitoring treatments to "thin" the blood, and for patients with coagulation disorders such as hemophilia. Specialty tests are performed to further characterize congenital disease states. Market growth is expected to come from a continued growth in the number of surgeries performed as well as from new hemostasis tests, which more accurately measure blood clotting and allow for improved patient treatment.

        Since hemostasis is a critical component of cardiovascular disease treatment, pharmaceutical companies are currently conducting significant research directed at modulating hemostasis, which should also lead to increased testing as new pharmaceuticals are introduced.

        We pioneered the field of hemostasis and with revenues of approximately $203 million during the twelve months ended December 2002, we continue to maintain a global leadership position through our commitment to innovation and our development of new and improved products and services. We offer a broad range of instrument platforms and both routine and specialty tests to meet the needs of customers from small hospitals to large reference labs. We have a strong history of instrument product development, internally and with our development partner, Sysmex Corporation, and are capitalizing on an emerging technology opportunity with a system for monitoring platelet function, which is an essential component of primary hemostasis. We believe this will be a high-growth market as new anti-platelet therapies are developed and introduced.

        Microbiology Diagnostics.    We serve the microbiology market with our MicroScan products. Microbiology laboratories use ID/AST products such as MicroScan's to identify infection-causing bacteria such as streptococci and staphylococci, and to determine the minimum concentration of antibiotic such as erythromycin and ampicillin, necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. Continued evolutions in the microbiology testing market have been driven primarily by advances in automation, new antibiotics, the complexity of various microbes, and the increasing resistance of microbes to antibiotics.

        We manufacture and market both manual and automated ID/AST products. Our premier instruments, the MicroScan WalkAway® 40si and the WalkAway® 96si, are fully automated and use patented dry reagent panels to conduct bacterial identification and susceptibility testing at the same time.

        We are a leader in automated ID/AST microbiology systems and have been able to maintain our position in the microbiology market by focusing on continuous instrument and panel product enhancement and high growth international markets, as well as by upgrading our instruments to help laboratories reduce their overall costs. In the United States, we continue to secure business through the promotion of our conventional panels, testing devices that produce more accurate results than competitive systems. MicroScan® has a reputation for being the leader in providing accurate tests for emerging antibiotic resistant organisms and was the first to have a test for the critical vancomycin intermediate resistant staphylococcus aureus. MicroScan revenues were approximately $138 million of our revenues during the twelve months ended December 2002 and were derived almost entirely from the automated portion of the ID/AST market. The total market for ID/AST testing is $400 million within an overall microbiology market of $1.2 billion.

        Infectious Disease Diagnostics.    Infectious disease diagnostic systems test for the presence of infectious microorganisms. This market consists of bacteriology, parasitology and virology testing, including HIV and hepatitis testing. These tests are used not only to diagnose disease, but as a screening test in order to insure a safe blood supply.

        We have a strong niche position in infectious disease diagnostics. Infectious disease testing is one of the largest segments of the diagnostics market and accounted for approximately $70 million of our revenues during the twelve months ended December 2002. The microtitre plate, or MTP, subsegment, manual and semi-automated, makes up approximately one-third of the immunoassay testing in this segment. MTP is a high-throughput, low cost testing method, ideal for blood banks. In the European MTP segment, our BEP systems are used by more laboratories than any other batch analyzer. In addition, we possess a strong intellectual property position for HIV-O, a new variant of HIV recently discovered. Due to the increased prevalence of HIV-O, any future HIV test platform will have to include HIV-O to offer full HIV testing capability. We continue to invest in expanded test menu capabilities on our existing instrument line and launched our BEP®-2000 and Quadriga instruments in 1999 and 2000 that allow us to better serve the high volume blood bank market. These instruments have met with outstanding acceptance in a number of European blood banks.

Sales and Marketing

        We have a customer management organization that employs approximately 3,000 people worldwide. Our customer management organization includes elements beyond traditional sales representatives and marketing personnel and includes healthcare consultants, field service engineers, national accounts/GPO (group purchasing organization) management, integrated distribution networks (IDN) management, clinical application specialist, customer service representatives, technical assistance, business operations, pricing analyst and field sales and service management.

        Our customer management executives have long tenure both in the IVD industry and with Dade Behring. Similarly, the experience profile of our customer contact personnel is generally one of long service in the industry and with Dade Behring. We utilize a generalist sales force approach, but all countries with significant sales of specific products have specialists who are are trained to service specific product lines. Because of the sales volume and market penetration of our chemistry/immunochemistry, microbiology, hemostasis, cardiac risk assessment, protein and theraputic drug products, most sales representatives, specialists or generalists are familiar with the features and benefits of these products.

        We use a dedicated health systems sales team in the United States that focuses exclusively on serving the larger hospital networks and reference laboratories which represent an increasingly important portion of the customer base as healthcare delivery undergoes continued consolidation. Our products are presented to customers through most of the larger group purchasing arrangements serving hospital and reference laboratories. The health systems team provides overlay support for individual sales representatives.

        Our key focus is on providing solutions to the challenges our customers are faced with in their laboratories. We have developed a healthcare consulting organization to identify and find ways to provide these solutions. Areas we focus on include work station consolidation, patient specimen filing and storage, workflow analysis, and ways to insure integrity in patient information.

        We have a long history and strong reputation in the clinical diagnostics industry for delivering the highest of quality in customer satisfaction related to our field service organization.

Research and Development

        We conduct research and development in the United States and in Germany. Research and development activities are grouped into two primary categories: platform and systems development and test menu development across all product segments.

        Platform and systems development is focused on the design of new instruments that will bring increased automation to clinical laboratory operation and which will appeal to customers by offering broad test menus, high volume testing, integration of multiple laboratory functions, ease of use and the opportunity to secure lower costs. Test menu development seeks to improve the efficacy of existing products and to develop tests that extend our existing product offerings.

        Our research and development teams are skilled in a number of engineering and life sciences including focus areas of chemistry/immunochemistry, microbiology, hemostasis, informatics, applying robotics to sample processing and systems engineering. Our chemistry/immunochemistry and microbiology systems are developed using a multifunctional team approach which integrates our internal capabilities of engineering and assay development with regulatory and quality initiatives, marketing and customer service. Although we continue to develop or license all of our hemostasis reagents and controls, in recent years, new hemostasis instruments have been sourced through an external instrumentation partner using a similar approach.

        Research and Development expenditures were $94.1 million in fiscal year 2002 as compared to $83.7 million in fiscal year 2001. At December 31, 2002, there were approximately 500 employees involved in our product development efforts.

Patents, Trademarks and Licenses

        We own or have licensed over 2,500 patents in the United States and foreign countries that cover our products and have also developed brand names and trademarks for our products. We own numerous United States and foreign registered trademarks and service marks and have applications for the registration of trademarks and service marks pending in the United States and abroad. We also own several United States copyright registrations. In addition, we own a wide array of unpatented proprietary technology and know-how. Further, we license certain intellectual property rights from third parties. Our ability to compete effectively depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. In the aggregate, these patents, patent applications, trademarks, copyrights and licenses are of material importance to our business. However, we believe that no single patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to our business as a whole.

Competition

        The IVD industry is highly competitive, however, there are substantial barriers to entry including the necessity for significant sales, service and distribution infrastructure; research and development infrastructure which requires engineering and informatics skills necessary to design and commercialize complex instruments and the life science skills necessary to develop the diagnostic tests; and finally the highly regulated environment for our products. We encounter competition from domestic and international manufacturers that compete in some or all of the markets that we serve. Some of our competitors are large diversified healthcare companies with substantial resources. We believe that in recent years, the key competitive factors for diagnostic testing products have been quality, service, price and ease of use. For automated and consolidated instrument platforms, menu size is of increasing importance.

        Our competitors include Abbott Laboratories (Diagnostics Division), Bayer AG (Diagnostics Business Group), Beckman Coulter, BioMerieux (Vitek Product Line), Johnson & Johnson (Ortho-Clinical Diagnostics, Inc.), and Roche Group (Diagnostics Division).

Regulatory Matters

        Most aspects of our business are subject to some degree of government regulation in the countries in which we operate. In addition to regulations intended to ensure product safety and effectiveness, our business is subject to regulation concerned with protecting the environment and occupational health and safety. For some products, and in some countries, government regulation is significant and, in general, there is a trend towards more stringent regulation. Our policy is to comply fully with all regulatory requirements applying to our products and operations. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for production or sale, and other civil, monetary and criminal sanctions.

        In the United States, the medical device and in vitro diagnostic industries have long been subject to regulation by various federal, state and local agencies, primarily regarding product manufacturing, safety, efficacy and labeling. Government agencies in the United States as well as other countries have expressed concern about costs of health care and in some cases have focused attention on diagnostic test utilization. Regulations in these areas already exists in some countries and may be expanded significantly in the United States and other countries in the future.

        We devote significant time, effort and expense to addressing regulatory requirements applicable to our business. Our quality and regulatory compliance training and well established manufacturing practices have consistently allowed us to successfully introduce and maintain the manufacture and distribution of instrument and reagent products that satisfy regulatory standards as well as our customers' requirements for quality.

        Although we are unable to predict the extent to which our business may be affected by future regulatory developments, we expect that our own business would not be disproportionately burdened by future regulation. We believe that the integration we have achieved between our engineering and life sciences capabilities and our substantial experience addressing and accommodating regulatory requirements and restrictions on our operations throughout the world will allow us to continue to develop and introduce new and improved products and enable us to compete effectively within this environment.

Employees

        As of December 31, 2002, we had approximately 6,000 full-time and part-time employees of which approximately 3,200 were in the United States with the remainder serving at various international locations. Our domestic employees are not represented by collective bargaining groups. We have had no significant difficulty attracting qualified professionals. We consider our relationship with our employees to be very positive.

Executive Officers of Dade Behring Holdings, Inc.

        The following is a list of the executive officers of Dade Behring Holdings, Inc. as of March 3, 2003, showing their ages, present positions and offices with Dade Behring and their business experience during the past five or more years.

  James W.P. Reid-Anderson, 43, Chairman of the Board, President and Chief Executive Officer

        Mr. Reid-Anderson was elected to the Board of Directors in 2000 and was named Chairman of the Board of Directors in October 2002. Mr. Reid Anderson has served as President and Chief Executive Officer since September 2000. Mr. Reid-Anderson joined us in 1996 as Executive Vice President and Chief Financial Officer for Dade Behring Inc. and became Chief Administrative Officer and Chief Financial Officer in September 1997, responsible for all headquarters functions on the merger of Dade and Behring. In April 1999, Mr. Reid-Anderson was promoted to President and Chief Operating Officer. From 1994 to 1996, Mr. Reid-Anderson worked for Wilson Sporting Goods where he served as Chief Operating Officer and Chief Administrative Officer. In addition, Mr. Reid-Anderson had responsibility for the company's international unit. He also held financial positions of increasing responsibility at Pepsico, Inc., Grand Metropolitan PLC and Mobil Oil Corporation, with roles based in Europe, Asia and North America. Mr. Reid-Anderson is a fellow of the Association of Chartered Certified Accountants and holds a degree with honors from the University of Birmingham in England. Mr. Reid-Anderson also currently serves on the board of directors of Trustmark Insurance Company and the Montessori School of Lake Forest.

  Dominick M. Quinn, 47, Executive Vice President

        Mr. Quinn was appointed Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Quinn is also President, Global Customer Management, of Dade Behring Inc., a position to which he was appointed in January 2002. Mr. Quinn joined us in July 1998 as Dade Behring Inc. Group President, Biology and became President, EMA in March 1999, responsible for all commercial operations within Europe, the Middle East and Africa. In October 2000, he was promoted to President, International, responsible for all commercial operations outside of the U.S. and Canada. Prior to joining us in 1998, Mr. Quinn worked as Global President, Hospital Business, for Mallinckrodt Medical, based in Hennef (Germany), a medical device company. Prior to joining Mallinckrodt Medical in 1982, Mr. Quinn was Controller for Abbott Laboratories' operations in Ireland. Mr. Quinn earned a Bachelor of Science degree in economics from Cork University in Ireland in 1976. He continued his studies to become a Chartered Management Accountant, and was subsequently awarded a fellowship of the Institute of Chartered Management Accountants (F.C.M.A.).

  Hiroshi Uchida, 43, Executive Vice President

        Mr. Uchida was named Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Uchida is also President, Global Operations, of Dade Behring Inc., a position to which he was appointed in January 2002. Previously, Mr. Uchida held positions as President of North America, President of Asia and Latin America, President of Asia, and Vice President and General Manager for the Asia-Pacific region for Dade Behring Inc., since joining us in 1997. Mr. Uchida served as a Director with Arthur D. Little, heading the Asia Pacific health-care practice, and Vice President at Bain Consulting. He holds Ph.D. and M.A. degrees from Harvard University and a B.A. degree from Brown University.

  John M. Duffey, 42, Senior Vice President and Chief Financial Officer

        Mr. Duffey was appointed Senior Vice President and Chief Financial Officer in September 2001. Mr. Duffey joined us in 1995 as Vice President, Tax. In January 1997, Mr. Duffey was promoted to Corporate Vice President, Financial Services, having responsibility for Shared Services, Tax and Internal Audit and in May 1999, he was promoted to Corporate Vice President and Controller. Prior to joining us in 1995, Mr. Duffey worked for the Chicago office of Price Waterhouse. Mr. Duffey's thirteen years at Price Waterhouse included a tour-of-duty in the firm's Washington D.C. National Office in the Accounting Methods Group. Mr. Duffey is a Certified Public Accountant and holds a B.A. in Accounting from Michigan State University.

  Mark Wolsey-Paige, 41, Executive Vice President

        Mr. Wolsey-Paige was named Executive Vice President in December 2002. Mr. Wolsey-Paige is responsible for the global research and development ("R&D") function and is also responsible for business development, strategic planning and market research. Mr. Wolsey-Paige was part of the the team that formed Dade Behring Inc. through the acquisition of the IVD business of Baxter International Inc. in 1994. Mr. Wolsey-Paige was initially responsible for marketing and new product development of all chemistry product lines, including the Dimension®. In May 2000, Mr. Wolsey-Paige became Senior Vice President, Strategy and Business Development. In December of that year, he also became responsible for legal and corporate R&D. In 2002 Mr. Wolsey-Paige led Dade Behring's marketing function. Mr. Wolsey-Paige was appointed Senior Vice President, Strategy and Technology for Dade Behring Inc. on January 1, 2003. Prior to joining us, Mr. Wolsey-Paige was a consultant at Bain & Company in Boston. Mr. Wolsey-Paige holds a M.B.A. from Harvard University and a B.S.B.A. from Washington University.

General and Internet Information

        Dade Behring Holdings, Inc. is a corporation organized on September 23, 1994 under the laws of the State of Delaware. Our principal executive offices are located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778 and our telephone number is (847) 267-5300. This annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.dadebehring.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES.

        Our corporate offices are located in Deerfield, Illinois. Our major facilities and their primary operating functions are described in the table below:

Location	Floor Area (Sq. Ft.)	Owned/Leased	Operating Functions
Glasgow, Delaware	623,000	Owned	Manufacturing, Research and Development
Marburg, Germany	320,000	Owned	Manufacturing, Research and Development
Sacramento, California	83,000 155,000	Owned Leased	Manufacturing, Research and Development Distribution
Schwalbach, Germany	185,000	Leased	Research and Development
Cupertino, California	105,000	Leased	Manufacturing
Brookfield, Connecticut	100,000	Leased	Manufacturing
San Jose, California	12,000	Leased	Manufacturing
Atlanta, Georgia	103,000	Leased	Distribution
New Castle, Delaware	82,000	Leased	Distribution
Dortmund, Germany	32,000	Owned	Distribution
Anderlecht, Belgium	42,500	Leased	Distribution

	1,842,500

        We anticipate that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. Our owned properties are well maintained. We believe that our owned and leased facilities are adequate to support our businesses.

ITEM 3.    LEGAL PROCEEDINGS.

        On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois. On September 18, 2002, the Bankruptcy Court confirmed the Company's Plan of Reorganization which became effective on October 3, 2002. For further information regarding this matter, See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings" in Part II, Item 7.

        From time to time we are plaintiff or defendant in various cases arising out of our usual and customary business. We cannot assure you of the results of pending litigation, but we believe it is remote that any potential liability from these matters will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Pursuant to the Plan of Reorganization that became effective on October 3, 2002, our previously outstanding common stock was cancelled and we issued 39,929,479 shares of new common equity pursuant to an exemption provided by Section 1145 of the U.S. Bankruptcy Code. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings" in Part II, Item 7 for a further discussion.

        The new common stock has been publicly traded since October 3, 2002, and has traded on the NASDAQ National Market since February 27, 2003, under the ticker symbol "DADE". The new common stock previously traded on the over-the-counter market under the ticker symbol "DBEH." As of March 14, 2003 there were 23 holders of record of our common stock, including Cede & Co., which holds shares on behalf of many beneficial owners. There was no public market for the old common stock. The high and low sales price for our common stock from October 3, 2002 through December 31, 2002 was $17.05 and $12.75 respectively.

        We have never declared or paid cash dividends on our new common stock. We currently intend to retain any earnings for use in managing our businesses and do not anticipate paying cash dividends in the foreseeable future. In addition, restrictions on our ability to declare and pay dividends on our common stock are described in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

        The calculation of the aggregate market value of the shares of our common stock held by non-affiliates shown on the cover page of this report was made based upon the average quoted price for our common stock as of the last business day of the most recently completed calendar quarter. On the last business day of the most recently completed second fiscal quarter there was no public market for Dade Behring common stock. For purposes of making such calculation, we have assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of Dade Behring Holdings, Inc. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in our proxy statement relating to our 2003 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.

ITEM 6.    SELECTED FINANCIAL DATA.

        On August 1, 2002, Dade Behring Holdings, Inc. and several of its domestic wholly-owned direct and indirect subsidiaries, which are collectively referred to in this report as the "Debtors," filed for bankruptcy protection and emerged on October 3, 2002. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." The effects of fresh-start reporting and new accounting pronouncements (see Notes 2 and 3 to our consolidated financial statements) have materially changed the amounts previously recorded in our Predecessor Company's consolidated financial statements. All references to the period ending October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and years ending December 31, 2001 and 2000 are to the Predecessor Company. All references to the period ending December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) are to the Successor Company.

        The following table presents our selected historical consolidated financial data as of and for the period ended October 1, 2002, and for each of the years in the four-year period ended December 31, 2001 for the Predecessor Company and as of and for the period ended December 31, 2002 for the Successor Company, derived from audited consolidated financial statements. The results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this report, including the information set forth under the heading "Management's Discussions and Analysis of Financial Condition and Results of Operations."

	Predecessor Company					Successor Company
	Year Ended December 31,
					Period ended October 1, 2002(4)	Period ended December 31, 2002(5)
	1998(1)	1999(2)	2000(3)	2001
	(in millions, except per share data)
Statement of Operations Data:
Net sales(6)(7)	$1,294.1	$1,318.1	$1,183.7	$1,232.4	$934.4	$347.1
Cost of goods sold	529.4	571.0	583.4	595.6	467.5	228.8
Gross profit(7)	764.7	747.1	600.3	636.8	466.9	118.3
Marketing and administrative expense	512.5	560.5	470.8	432.3	322.9	124.5
Research and development expense	95.8	99.7	103.3	83.7	65.3	28.8
Goodwill amortization expense(10)	5.4	5.3	5.0	8.9	—	—
Cost reductions program expense	—	—	19.2	11.2	2.9	—
Restructuring expense, net	(4.5)	13.3	25.3	12.2	(2.8)	—
Income (loss) from operations	155.5	68.3	(23.3)	88.5	78.6	(35.0)
Balance sheet restructuring costs(8)	—	—	—	23.9	21.2	—
Reorganization items(9)	—	—	—	—	1,567.5	(2.2)
Income (loss) before income tax	77.5	(37.7)	(162.6)	(93.3)	1,531.2	(50.0)
Income (loss) before extraordinary items and cumulative effect of change in accounting principle(10)	43.5	(29.7)	(525.8)	(101.7)	1,511.1	(48.6)
Extraordinary items and cumulative effect of change in accounting principle(2)(3)(4)(7)	—	(8.8)	(6.8)	—	20.0	—
Net income (loss)(7)(8)	43.5	(38.5)	(532.6)	(101.7)	1,531.1	(48.6)
Predecessor Company
Basic earnings per share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle available per:
Class L common share	2.17	(.55)	(10.61)	(2.08)	31.22	n/a
Common share	.49	(.55)	(10.61)	(2.08)	30.28	n/a
Extraordinary items and cumulative effect of change in accounting principle per:
Class L common share	—	(.16)	(.14)	—	.40	n/a
Common share	—	(.16)	(.14)	—	.40	n/a
Net income (loss) available per:
Class L common share	2.17	(.71)	(10.75)	(2.08)	31.62	n/a
Common share	.49	(.71)	(10.75)	(2.08)	30.68	n/a
Diluted earnings per share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle available per:
Class L common share	2.17	(.55)	(10.61)	(2.08)	31.22	n/a
Common share	.48	(.55)	(10.61)	(2.08)	25.36	n/a
Extraordinary items and cumulative effect of change in accounting principle per:
Class L common share	—	(.16)	(.14)	—	.40	n/a
Common share	—	(.16)	(.14)	—	.34	n/a
Net income (loss) available per:
Class L common share	2.17	(.71)	(10.75)	(2.08)	31.62	n/a
Common share	.48	(.71)	(10.75)	(2.08)	25.70	n/a
Successor Company basic and diluted net loss per share	n/a	n/a	n/a	n/a	n/a	$(1.22)
Balance Sheet Data:
Total assets	$1,533.4	$1,665.8	$1,320.5	$1,141.9	$1,941.5	$1,918.8
Total long-term liabilities	815.6	1,359.9	116.3	138.0	997.7	1,014.3
Redeemable preferred stock	15.0	15.4	17.0	18.7	—	n/a

(1)
Net income for the year ended December 31, 1998 reflects the following pre-tax charges to marketing and administrative expenses: (1) $24.6 million of integration costs associated with the Behring Combination and (2) $5.4 million in Year 2000 remediation costs.

(2)
Net loss for the year ended December 31, 1999 reflects the following pre-tax charges to marketing and administrative expenses: (1) $23.5 million of year 2000 remediation costs, (2) $26.3 million of integration costs associated with the Behring Combination, and (3) $22.7 million of stock compensation expense and $16.8 million of advisory fees related to the June 1999 recapitalization. The net loss also reflects an extraordinary loss of $8.8 million (net of $5.9 million tax effect) related to the write-off of deferred financing fees.

(3)
Net loss for the year ended December 31, 2000 includes a $413.9 million valuation reserve adjustment to income tax expense to the beginning of the year balance recorded against the Debtors' deferred tax assets (see Note 11, "Income

  Taxes" to our Consolidated Financial Statements) and a $6.8 million charge representing the cumulative effect of a change in accounting principle further discussed in footnote 7 below.

(4)
Net income for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) includes a cumulative effect of change in accounting principle related to the following. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which, among other things, requires that upon adoption, unamortized negative goodwill be written off as a change in accounting principle. Unamortized negative goodwill at December 31, 2001 aggregated $20.0 million and was recognized as a cumulative effect of change in accounting principle on January 1, 2002.

(5)
Net loss for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) includes $57.3 million of incremental expense associated with the sale of inventory stepped-up due to the application of fresh-start reporting and $5.9 million of costs relating to management stock grants.

(6)
In consideration of the issuance of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs," amounts billed to customers for shipping and handling costs are recorded as a component of net revenue. Prior to the third quarter of 2000, these amounts were reported as a reduction of operating expense. A reclassification of all prior period balances has been made to conform to the current presentation.

(7)
Effective January 1, 2000, we changed our revenue recognition policy to conform to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and accordingly recorded a $6.8 million charge representing the cumulative effect of the change in accounting principle. No periods prior to 2000 have been restated. Our pro forma sales, gross profit and net income (loss) as if the change had been retroactively applied to 1998 and 1999 is as follows (in millions):

	Year Ended December 31,
	1999	1998
Sales	$1,323.6	$1,291.7
Gross profit	750.7	761.5
Net income (loss)	(35.7)	46.6
(8)
We have recorded all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002 in this separate line item on our Consolidated Statements of Operations.

(9)
Reorganization items for the period ended October 1, 2002 include the gain on discharge of debt under the Plan of Reorganization ($786.3 million), and the impact of revaluing our assets and liabilities as required by fresh-start reporting ($816.6 million), offset by the two items discussed next in this note. We have recorded all incremental professional fees and other costs associated with the reorganization of our balance sheet incurred after the bankruptcy filing in this separate line item on our Consolidated Statement of Operations. Additionally, on September 6, 2002, Baxter Healthcare Corporation ("Baxter") filed objections to our Plan of Reorganization. Baxter objected to the adequacy of the disclosure statement filed with the Bankruptcy Court and to confirmation of the Plan of Reorganization on a number of bases. On September 17, 2002, we agreed to settle all matters with Baxter for $19.0 million, such claim to be treated as a general unsecured claim under the Plan of Reorganization. This settlement is included in reorganization items for the period ended October 1, 2002. For the period ended December 31, 2002, reorganization items include only professional fees.

(10)
In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. The table below depicts what our income (loss) before extraordinary item and cumulative effects of changes in accounting principle and net income (loss) would have been for the years ending December 31, 1998, 1999, 2000 and 2001, had we adjusted for the reduction in net goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects (in millions).

	Year Ended December 31,
	1998	1999	2000	2001
Income (loss) before extraordinary item and cumulative effect of change in accounting principle
As reported	$43.5	$(29.7)	$(525.8)	$(101.7)
SFAS No. 142 Adjustment	3.2	3.2	5.0	4.0

Adjusted	$46.7	$(26.5)	$(520.8)	$(97.7)

Net income (loss)
As reported	$43.5	$(38.5)	$(532.6)	$(101.7)
SFAS No. 142 Adjustment	3.2	3.2	5.0	4.0

Adjusted	$46.7	$(35.3)	$(527.6)	$(97.7)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        We derive substantially all of our revenue from manufacturing and marketing IVD products and services. We are organized functionally and have three reporting segments: Global Customer Management ("GCM")-North America, GCM-International and Global Operations. GCM-North America and GCM-International are our sales and service organizations. For our reporting purposes, North America includes the United States and Canada. International includes sales and service results from all other countries. The gross profit margin for the two GCM segments are not materially different. Global Operations primarily includes all manufacturing and research and development activities, and accordingly does not recognize significant revenues. Global Operations functions as a cost center; consequently a discussion of gross profit for each individual operating segment would not be meaningful. Generally, Global Operations does not incur a material amount of our marketing and administrative expense, but is responsible for virtually all research and development expense. Restructuring charges and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to the operating segments.

Bankruptcy Proceedings

        On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries: Dade Behring Inc., Dade MicroScan Inc., Dade Finance, Inc., Syva Diagnostics Holding Co., Syva Childcare Inc., Syva Company, and Chimera Research & Chemical, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois. We collectively refer to the companies party to the bankruptcy proceedings as the "Debtors." On August 1, 2002, the Debtors filed their Disclosure Statement for their Joint Chapter 11 Plan of Reorganization, which we call the Plan of Reorganization. No other subsidiaries of Dade Behring Holdings, Inc. filed for relief under the United States Bankruptcy Code.

        The Bankruptcy Court confirmed the Plan of Reorganization on September 18, 2002 and the Plan became effective on October 3, 2002. The Plan of Reorganization allowed the Debtors to emerge from bankruptcy with an improved capital structure and, because the Debtors were allowed to continue paying their trade debt on a timely basis during the pendency of the Chapter 11 cases, they had sufficient trade credit to continue their operations in the ordinary course of business. On the effective date of the Plan of Reorganization, Dade Behring Inc. entered into new credit facilities. See "Liquidity and Capital Resources—Credit Facilities" below for further discussion.

        As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." The effects of fresh-start reporting and new accounting pronouncements (see Notes 2 and 3 to our consolidated financial statements) have materially changed the amounts previously recorded in our Predecessor Company's consolidated financial statements. All references to the period ending October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and years ending December 31, 2001 and 2000 are to the Predecessor Company. All references to the period ending December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) are to the Successor Company.

        The Plan of Reorganization and associated new senior credit agreement and capital structure provided for the following:

  •
  A restructuring of our debt occurred that reduced the principal amount of our outstanding indebtedness (excluding short-term debt under non-U.S. credit lines) by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring then existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (50,000,000 shares are authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of the then existing senior debt, senior subordinated notes and management.

  •
  All preferred and common stock existing prior to the filing, as well as all options, warrants, and rights to purchase or otherwise receive common stock existing prior to the filing were cancelled.

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees. See Note 12 to our consolidated financial statements "Shareholders' Equity and Redeemable Preferred Stock" for further information.

  —
  As of October 3, 2002, 16% of the Company's fully diluted new common equity (consisting of 7,529,412 common shares) were set aside for officers and certain other employees for the issuance of options and stock awards. This 16% was fully diluted after giving effect to the issuance of options and stock awards. Of this 16%, one percent was awarded as stock awards and the remaining 15% was or will be awarded as option awards.

  —
  Of the new common stock reserved and authorized for stock option awards, approximately 11% was granted on October 3, 2002. Most of the remaining 4% of the fully diluted new common stock to be granted as stock options will be granted one year after the effective date.

  —
  A special one time bonus pool of $20.0 million will be payable upon a change in control of the Company within five years of the effective date of the Plan of Reorganization. Such bonus pool shall be payable in cash upon such change of control to the chief executive officer, executive team and certain other employees. The pool will be reduced (but not below zero) by the aggregate amount of any realized gain in the chief executive officer's, executive team's and other employees' stock options awarded consistent with the terms thereof upon a change of control.

  •
  A new senior revolving credit facility in the amount of $125 million and a new senior term loan facility of $450 million (both of which include the ability to borrow in Euros) were established (collectively the "Emergence Facility"). New senior subordinated notes of $315.3 million were also issued. See Note 10, "Debt," to our consolidated financial statements for further discussion.

        Additionally, as part of the Plan of Reorganization, all equity instruments existing prior to our filing for bankruptcy were cancelled and new equity was issued. Approximately 99% of the new equity was issued to creditors who were not previously equity holders.

        Reorganization value is defined by SOP 90-7 as "the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring." Our reorganization value was $1,848.8 million, which was less than the total postpetition liabilities and allowed claims of approximately $2,007.2 million. As a result, we adopted fresh start reporting on October 1, 2002, as described earlier. The reorganization value was derived by adding the fair value of all our liabilities ($394.8 million) to the Company's enterprise value ($1,454.0 million). The enterprise value can be defined as the total value of Dade Behring Holdings, Inc. and our subsidiaries as a going concern (i.e. the fair value of our assets, net of our liabilities excluding our bank debt and senior subordinated notes). Our enterprise value was determined based on consideration of many factors and by reliance on various valuation techniques, including comparable company analysis and two discounted cash flow analyses. The factors considered included, but were not limited to, the following:

  •
  Forecasted operating and cash flow results which gave effect to the estimated impact of the changes in our capital structure contemplated by the Plan of Reorganization;

  •
  Discounted cash flow analyses using an EBITDA multiple or a perpetual growth rate to determine a terminal value;

  •
  Estimated values of our net operating loss carryforwards;

  •
  Consideration of market values of comparable companies;

  •
  Market share and position; and

  •
  Competition and general economic considerations.

Successor Company Period Ended December 31, 2002

        The following discussion relates to the operating results of the Successor Company for the period from October 2, 2002 through December 31, 2002. No comparable prior period exists specifically for the Successor Company.

        Net Sales.    Net sales of the Successor Company for the period ended December 31, 2002 totaled $347.1 million.

        Sales for each segment were as follows (in millions):

Period ended December 31, 2002
GCM-North America	$179.9
GCM-International	165.8
Global Operations	1.4

Total	$347.1

        Sales for the period ended December 31, 2002, by product line were as follows: Core Chemistry $214.2 million; Hemostasis $54.0 million; microbiology products $39.7 million; infectious disease diagnostics products $18.0 million; and mature products $21.3 million.

        Gross Profit.    Gross profit margins for the period ended December 31, 2002, were 34.1%. Approximately $57 million of inventory step-up under fresh-start reporting, which was recognized as expense in the period, negatively impacted margins for the period. Without the effect of the inventory step-up, margins would have been 50.6%, which is relatively consistent with margins realized by the Predecessor Company.

        Operating Costs and Expenses.    Marketing and administrative expense for the period ended December 31, 2002, totaled $124.5 million and included $5.9 million of non-cash stock compensation expense relating to stock grants to management. Excluding the non-cash charge, marketing and administrative expenses were 34.2% of sales. Research and Development expense for the period ended December 31, 2002, totaled $28.8 million, or 8.3% of sales.

        Other Expense (Income).    Other expenses for the period ended December 31, 2002 were driven by $19.5 million of interest expense.

        Reorganization Items.    Reorganization costs represent professional fees associated with the reorganization of the Company's balance sheet incurred after the bankruptcy filing on August 1, 2002. We do not expect to incur any additional reorganization items in the future.

        Income Taxes.    An income tax benefit of $1.4 million, representing an effective rate of 2.8%, was recorded in the period ended December 31, 2002.

Predecessor Company Period Ended October 1, 2002 Compared to Year Ended December 31, 2001

        The following discussion compares the operating results of the Predecessor Company for the period from January 1, 2002 through October 1, 2002 to the year ended December 31, 2001. As this discussion is for two periods of different length, certain comparisons may not be meaningful.

        Net Sales.    Net sales of the Predecessor Company for the period ended October 1, 2002, and the year ended December 31, 2001 totaled $934.4 million and $1,232.4 million respectively.

        Sales for each segment were as follows (in millions):

	Period ended October 1, 2002	Year ended December 31, 2001
GCM-North America	$485.8	$661.4
GCM-International	444.6	567.3
Global Operations	4.0	3.7

Total	$934.4	$1,232.4

        The decline in sales of $298.0 million is driven primarily by the difference in the length of the periods (approximately nine months of sales in 2002 versus twelve months of sales in 2001) and the sale of our Baxter pump services and Swiss immunohematology businesses in 2001. Sales for the period ended October 1, 2002, by product line were as follows: Core Chemistry $579.7 million; Hemostasis $148.9 million; microbiology products $98.6 million; infectious disease diagnostics products $51.6 million; and mature products $55.6 million. Sales for the year ended December 31, 2001, by product line were as follows: Core Chemistry $732.8 million; Hemostasis $174.4 million; microbiology products $128.1 million; infectious disease diagnostics products $63.0 million and mature products $134.1 million.

        Gross Profit.    Gross profit margins for the period ended October 1, 2002, were 50.0% as compared to 51.7% for the year ended December 31, 2001. The decline in margins was attributable primarily to increases in depreciation expense as a consequence of assets acquired in a bargain purchase transaction being replaced by new investment and inventory write-offs associated with our drug testing product line.

        Operating Costs and Expenses.    Marketing and administrative expense for the period ended October 1, 2002, totaled $322.9 million or 34.6% of sales as compared to $432.3 million or 35.1% of sales for the year ended December 31, 2001. Research and Development expense for the period ended October 1, 2002, totaled $65.3 million or 7.0% of sales as compared to $83.7 million or 6.8% of sales for the prior year ended December 31, 2001. We expect research and development spending to continue to increase as a percentage of sales as we invest in new product development, such as the next generation Dimension® instrument and new assays for all product lines.

        Cost Reduction Programs Expense.    In connection with cost reduction programs previously initiated, we recognized $2.9 million of expenses during the period ended October 1, 2002 that did not qualify for treatment as exit costs under Emerging Issues Task Force Issue No. 94-3. See also Note 7 to our consolidated financial statements for further information. We recognized $11.2 million of these expenses during the year ended December 31, 2001. While we believe substantial integration of our acquired businesses has been achieved, we also believe that continued globalization of our product offerings and services is necessary.

        Restructuring Expense.    We recognized $2.8 million of net restructuring reserve reversals during the period ended October 1, 2002 compared to $12.2 million of restructuring expense in the prior year. These amounts related to an extension of the cost reduction programs approved in 2000 and 2001.

        Income from Operations.    Income from operations for the period ended October 1, 2002 was $78.6 million compared to $88.5 million for the prior year. However, as a percent of sales, Income from Operations rose to 8.4% in the period ended October 1, 2002 from 7.2% for the prior year. The improvement in operating income margins is attributable primarily to less expense associated with cost reduction programs across all segments and the cessation of goodwill amortization in 2002.

        Interest Expense.    Interest expense for the period ended October 1, 2002 totaled $91.9 million, as compared to the full year interest expense of $151.5 million in the prior year. As a result of the bankruptcy proceedings, we were required to not record interest expense of $7.8 million on our pre-bankruptcy senior subordinated notes after August 1, 2002.

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the period ended October 1, 2002 were $21.2 million as compared to $23.9 million in the prior year. The decrease is due to these costs being classified as reorganization costs after August 1, 2002. We do not expect to incur any additional balance sheet restructuring costs in the future.

        Reorganization Items.    Reorganization items include gains from extinguishment of debt under the Plan of Reorganization ($786.3 million) and fresh-start adjustments ($816.6 million), offset by reorganization costs ($35.4 million). Reorganization costs represent all costs associated with the reorganization of the Company's balance sheet incurred after the bankruptcy filing on August 1, 2002. This includes professional fees of $16.4 million and a $19.0 million settlement with Baxter Healthcare Corporation, as described in the Reorganization Costs section of Note 3 to our financial statements.

        Income Taxes.    An income tax expense of $20.1 million, representing an effective rate of 1.3%, was recorded in the period ended October 1, 2002, as compared to $8.4 million, which represents an effective tax rate of -9.0%, in the year ended December 31, 2001. Excluding the gains from extinguishment of debt and fresh-start adjustments, the effective rate for the period ending October 1, 2002 was -28.0%. The negative effective tax rates are attributable to the recording of valuation allowances related to changes in assumptions with respect to deferred tax assets primarily in the United States, and the existence of foreign taxable income.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS 141, we wrote off negative goodwill and recognized a $20.0 million gain as of January 1, 2002.

        Net Income (Loss).    The net income for the period ended October 1, 2002 was $1,531.1 million as compared to a net loss of $101.7 million in the prior year ended December 31, 2001.

Combined Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        In order to provide a meaningful basis of comparing the years ended December 31, 2002 and 2001, for purposes of the following tables and discussion, the operating results of the Successor Company for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) have been combined with the operating results of the Predecessor Company for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002), and are compared to the year ended December 31, 2001. The combining of successor and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles, but we believe such results will provide meaningful comparisons for net sales, gross profit, and operating costs and expenses.

	Year Ended December 31,
	Combined 2002	2001
	(in millions)
Net sales	$1,281.5	$1,232.4
Gross profit	585.2	636.8
Operating costs and expenses:
Marketing and administrative expense	447.4	432.3
Research and development expense	94.1	83.7
Goodwill amortization expense	—	8.9
Restructuring expense, net	(2.8)	12.2
Cost reduction programs expense	2.9	11.2

Income from operations	43.6	88.5
Interest expense	(111.4)	(151.5)
Interest income	3.6	6.0
Balance sheet restructuring fees	(21.2)	(23.9)

Loss before reorganization items, income tax and cumulative change in accounting principle	(84.1)	(93.3)
Other income (expense)	1.3	(12.4)
Reorganization items	1,565.3	—

Income (loss) before income tax and cumulative effect of change in accounting principle	1,481.2	(93.3)
Income tax expense	18.7	8.4
Cumulative effect of change in account principle	(20.0)	—

Net income (loss)	$1,482.5	$(101.7)

        Net Sales.    Net sales for the year ended December 31, 2002 totaled $1,281.5 million as compared to $1,232.4 million in the comparable prior year period.

        Sales for each segment were as follows (in millions):

	Year Ended
	December 31, 2002	December 31, 2001	% Change
GCM-North America	$666.2	$661.4	0.7%
GCM-International	609.9	567.3	7.5%
Global Operations	5.4	3.7	45.9%

Total	$1,281.5	$1,232.4	4.0%

        During 2001, our U.S. Baxter pump services and Swiss immunohematology businesses were sold. These businesses generated an aggregate of $35.0 million of sales in the prior year period. Adjusting for the adverse impact of sold businesses and the favorable impact of foreign currency rate changes of $16.7 million on 2002 results, 2002 sales increased $67.4 million or 5.6% for the year. On an adjusted basis, sales increased $35.5 million or 5.6% in North America, and $30.4 million or 5.2% across International locations. The increase on an adjusted basis can be primarily attributed to a $58.5 million or 8.0% increase in core chemistry sales primarily driven by Dimension® product sales globally, a $24.7 million or 13.9% increase in hemostasis product sales with the strongest growth in North America, a $10.7 million or 8.4% increase in microbiology product sales on strong performance in all geographies, a $4.0 million or 6.1% increase in infectious disease product sales, offset by a

$30.4 million or 28.3% decrease in sales of mature products across all segments. We consider mature products those products in the later stages of their life cycle (which is determined as a function of research and development investment decisions and planning regarding the release of new product technology/versions) and third-party products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        The installed base of instruments placed with customers grew approximately 6.7% during 2002. Growth in the installed base of Dimension® Xpand™, which was introduced in 2001, and Dimension® RxL instruments has driven much of the sales growth seen in our Dimension® products. Instrument placement growth has also occurred in our other product lines, with placements of the CA1500 hemostasis instrument being the largest contributor. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in higher priced, specialty reagents, have furthermore contributed to our sales growth. We believe that these trends will continue, which should in turn drive continued increases in overall sales.

        Gross Profit.    Gross profit for the year ended December 31, 2002 decreased $51.6 million to $585.2 million as compared to $636.8 million in the comparable prior year period. The decrease is attributable primarily to approximately $57 million of inventory step-up under fresh-start reporting being recognized as expense in the fourth quarter of 2002. Gross profit margins for the year ended December 31, 2002 were 45.7% as compared to 51.7% in the comparable prior year period. The expense associated with the above mentioned $57 million of inventory step-up accounted for 4.5 percentage points of decline. Inventory write-offs and the negative impact on manufacturing costs of lowering production volumes during the bankruptcy proceedings accounted for an additional 0.8 percentage point decline. Increases in depreciation expense as a consequence of new investments being made to replace assets acquired in a bargain purchase transaction and the incremental depreciation and amortization expense related to fresh-start reporting changes reduced margins further by 0.8 percentage points. Excluding the one-time impacts of fresh-start reporting and inventory adjustments, gross profit margins for the year would have been 50.9%.

        Marketing and Administrative Expense.    Marketing and administrative expense for the year ended December 31, 2002 increased $15.1 million to $447.4 million, or 34.9% of sales, as compared to $432.3 million, or 35.1% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses for the year ended December 31, 2002 increased $10.3 million. During the fourth quarter, $5.9 million of non-cash stock compensation expense was recognized relating to stock grants to management. Excluding this item, marketing and administrative expense increased $9.2 million and represented 34.5% of sales. The remaining $2.9 million increase was related to incremental sales, marketing and administrative costs incurred to help sustain our customer relationships, incremental amortization associated with fresh start reporting, and on-going revenue as well as to effectively communicate the Chapter 11 filing, offset by cost reduction initiatives.

        Research and Development Expense.    Research and development expense for the year ended December 31, 2002 totaled $94.1 million (7.3% of sales) and was 12.4% higher than the prior year. On a constant currency basis, research and development expense increased 9.8% over the comparable prior year period. We expect spending to continue to increase over prior year levels as savings from marketing and administrative cost reduction initiatives are invested in new product development, such as the next generation Dimension® instrument and new assays for all product lines.

        Cost Reduction Programs Expense.    In connection with cost reduction programs previously initiated, we recognized $2.9 million of expenses during the year ended December 31, 2002 that did not qualify for treatment as exit costs under Emerging Issues Task Force Issue No. 94-3. See also Note 7 to our consolidated financial statements for further information. We recognized $11.2 million of these expenses during the year ended December 31, 2001. While we believe substantial integration of our acquired businesses has been achieved, we also believe that continued globalization of our product offerings and services is necessary.

        Restructuring Expense.    We recognized $2.8 million of net restructuring reserve reversals during the year ended December 31, 2002 compared to $12.2 million of restructuring expense in the prior year. These amounts related to an extension of the cost reduction programs approved in 2000 and 2001.

        Income from Operations.    Income from operations for the year ended December 31, 2002 decreased $44.9 million to $43.6 million compared to $88.5 million in the prior year. The decrease in income from operations for the year ended December 31, 2002 is due primarily to the impacts of the inventory step-up, non-cash stock compensation expense, research and development spending, and changes in marketing and administrative expense, partially offset by increased sales and less expense associated with cost reduction programs across all segments and the cessation of goodwill amortization.

        Interest Expense.    Interest expense for the year ended December 31, 2002 totaled $111.4 million, a $40.1 million reduction over the comparable prior year period. These changes are primarily due to lower interest rates and borrowing levels, mostly due to the reorganization. As a result of the Plan of Reorganization, our total debt was reduced by $738.9 million on October 3, 2002. Per SOP 90-7, once bankruptcy proceedings began, we were required to stop recording interest expense of $7.8 million on our pre-bankruptcy senior subordinated notes after August 1, 2002.

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the year ended December 31, 2002 were $21.2 million as compared to $23.9 million in the prior year. After August 1, 2002, these costs were classified as reorganization costs. We do not expect to incur any additional balance sheet restructuring costs in the future.

        Reorganization Items.    Reorganization items include gains from extinguishment of debt under the Plan of Reorganization ($786.3 million) and fresh-start adjustments ($816.6 million), offset by reorganization costs ($37.6 million). Reorganization costs represent all costs associated with the reorganization of the Company's balance sheet incurred after the bankruptcy filing on August 1, 2002. This includes professional fees of $18.6 million and a $19.0 million settlement with Baxter Healthcare Corporation, as described in the Reorganization Costs section of Note 3 to our financial statements. The increase in balance sheet restructuring and reorganization costs is attributable primarily to legal and advisory fees paid to external parties and other costs related to the bankruptcy filing, as well as the settlement with Baxter Healthcare Corporation. We do not expect to incur any additional reorganization items in the future.

        Income Taxes.    An income tax expense of $18.7 million, representing an effective rate of 1.3%, was recorded in the year ended December 31, 2002, as compared to $8.4 million, representing an effective tax rate of -9.0%, in the year ended December 31, 2001. Excluding the gains from extinguishment of debt and fresh-start adjustments, the effective rate for 2002 was -15.4%. The negative effective tax rates are attributable to the recording of valuation allowances and the existence of foreign taxable income.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS 141, we wrote off negative goodwill and recognized a $20.0 million gain as of January 1, 2002.

        Net Income (Loss).    The net income for the year ended December 31, 2002 was $1,482.5 million as compared to a net loss of $101.7 million in the prior year.

Predecessor Company Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Sales.    Net sales for the year ended December 31, 2001 totaled $1,232.4 million as compared to $1,183.7 million in the comparable prior year period.

        Sales for each segment were as follows (in millions):

	Year Ended
	December 31, 2001	December 31, 2000	% Change
GCM-North America	$661.4	$613.3	7.8%
GCM-International	567.3	566.4	0.2%
Global Operations	3.7	4.0	-7.5%

Total	$1,232.4	$1,183.7	4.1%

        Adjusting primarily for the $30.7 million adverse impact of foreign currency rate changes and the $30.8 million adverse impact of the sold businesses, sales increased $110.5 million or 9.8% for the period. The increase on an adjusted basis is attributable primarily to a $78.7 million or a 14.4% increase in core chemistry product sales driven by the International segment, a $49.6 million or 11.6% increase in other core product sales led by the North America segment, partially offset by an $18.1 million or 12.0% decrease in mature products.

        Gross Profit.    Gross profit for the year ended December 31, 2001 increased $36.5 million to $636.8 million as compared to $600.3 million in the comparable prior year period. This increase is attributable primarily to an increase in core chemistry and other product sales, partially offset by the planned decline in mature product sales. During 2001, we recorded a $17.5 million charge in connection with the termination of a third-party distribution agreement. Adjusting for this item and the $26.4 million adverse impact of foreign currency rate changes, and $4.9 million of sold business impact, gross profit increased $85.3 million or 15.5%.

        Gross Margins.    Gross margins for the year ended December 31, 2001 were 51.7% compared to 50.7% in the comparable prior year period. The increase in margins for the twelve-month period ended December 31, 2001 is primarily due to increases in margin of our core product lines, partially offset by the non-cash write-off of under-performing assets.

        Marketing and Administrative Expense.    Marketing and administrative expense for the year ended December 31, 2001 decreased $38.5 million or 8.2% to $432.3 million as compared to $470.8 million in the comparable prior year period. The decrease in marketing and administrative expense for the year ended December 31, 2001 is attributable primarily to our cost cutting actions, $2.6 million of sold business benefit and $14.6 million of foreign currency rate change benefit. As a result of our cost cutting actions, marketing and administrative expense as a percentage of sales have decreased to 35.1% in 2001 as compared to 39.8% in 2000.

        Research and Development Expense.    Research and development expense for the year ended December 31, 2001 totaled $83.7 million as compared to $103.3 million in the comparable prior year period. The $19.6 million or 19.0% decrease in the comparable prior year period is attributable to our reducing spending by redirecting investments toward high growth areas and scaling back spending to maintenance levels in areas with minimal growth potential and $0.6 million of foreign currency rate change benefit. Research and development expenditures are primarily focused on the development of new instrument platforms and expansion of test menus.

        Cost Reductions Programs Expense.    We recognized $11.2 million and $19.2 million of expenses in 2001 and 2000, respectively, related to cost reduction programs. Cost reduction programs identified in 2001 and the actions initiated were an extension of the cost reduction program approved in 2000.

While we believe substantial integration of our acquired businesses has been achieved, we also believe that continued globalization of our product offerings and services is necessary.

        Restructuring Expense.    We recorded $7.2 million of restructuring charges in 2001 which related to a global cost reduction program that was initiated in 2000. In addition, net adjustments of $5.0 million to the reserves recorded in prior years were charged to income in 2001. In 2000, $25.3 million of restructuring expense was recognized in connection with cost reduction initiatives.

        Income (Loss) from Operations.    Income from operations for the year ended December 31, 2001 increased $111.8 million to $88.5 million compared to $23.3 million loss from operations in the comparable prior year period.

        The increase in income from operations for the year ended December 31, 2001 is due primarily to the $87.8 million of growth in core products, $21.3 million in cost cutting actions taken in the marketing and administrative areas, $19.0 million dollars in reduced research and development spending and $21.1 million reduction in restructuring expense. These benefits were offset by $11.2 million of adverse foreign currency rate changes, declines due to sold businesses, declining sales of non-core product lines and the write-off of under-performing intangible assets.

        As depicted in Note 17, "Business Segment and Geographic Information" to our Consolidated Financial Statements, earnings before interest and taxes, or EBIT, decreased significantly in the All Other category. This decrease is due largely to our discontinuation of certain inter-segment billings in 2001, which had been made in prior years (approximately $50 million), increases in foreign exchange and other expense ($23 million), and increases in depreciation expense as a consequence of assets acquired in a bargain purchase transaction being replaced by new investment ($19 million). The inter-segment billings change had a positive impact on the EBIT of the All Other category and a negative impact on Global Customer Management and Global Operations prior to 2001.

        Interest Expense.    Interest expense for the year ended December 31, 2001 totaled $151.5 million, a $1.1 million decrease over the comparable prior year period. This decrease stems from lower interest rates.

        Other Income/Expense.    Other expense for the year ended December 31, 2001 totaled $12.4 million, as compared to income of $10.3 million in the comparable prior year period. The increase in other expense is due to $12.8 million of additional foreign currency transaction losses and the settlement in our favor of two separate litigation matters in 2000.

        Balance Sheet Restructuring Costs.    We have recorded all incremental professional fees of $17.1 million and bank fees of $6.8 million associated with the reorganization of our balance sheet in a separate line item on the Consolidated Statement of Operations for the year ended December 31, 2001, which totaled $23.9 million. No such costs were incurred during 2000.

        Income Taxes.    An income tax expense of $8.4 million, representing an effective rate of -9.0%, was recorded in 2001. At December 31, 2001, we had net deferred tax assets of $43.2 million. In assessing the realizability of these deferred tax assets, we have analyzed our forecast of future taxable income by jurisdiction and other relevant factors, including historical results and carryforward limitations, and have concluded that recoverability of the net deferred tax asset is more likely than not to occur. See also Note 11, "Income Taxes" to our Consolidated Financial Statements.

        Net Loss.    Net loss for the year ended December 31, 2001 totaled $101.7 million as compared to a net loss of $532.6 million in the comparable prior year period, an improvement of $430.9 million. The reduction in net loss for the year ended December 31, 2001 is due primarily to a $413.9 million adjustment to the beginning of year valuation allowance, higher gross profit from increased sales, lower marketing and administrative expense, lower research and development expense and partially offset by an increase in other non-operating expenses.

Liquidity and Capital Resources

        Cash Flows.    In order to provide a meaningful basis of comparing the years ended December 31, 2002 and 2001, for purposes of the following discussion, the cash flows of the Successor Company for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) have been combined with the cash flows of the Predecessor Company for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002), and are compared to the year ended December 31, 2001. The combining of successor and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles, but we believe such results will provide meaningful comparisons. A discussion of the separate cash flows for the Successor Company and Predecessor Company is also included below. However, for the Successor Company, no comparable prior period exists, and Predecessor Company comparisons of the period ended October 1, 2002 to the year ended December 31, 2002 may not be meaningful as the periods differ in length.

        For the period ended December 31, 2002, operating activities of the Successor Company provided cash of $67.3 million. The operating activities of the Predecessor Company provided cash of $32.5 million and $54.5 million for the period ended October 1, 2002 and year ended December 31, 2001, respectively. The decrease is primarily due to the different period lengths.

        For the year ended December 31, 2002, net cash provided by operating activities was $99.8 million compared to $54.5 million for the year ended December 31, 2001. The change was primarily due to improvements in working capital management and lower interest expense, offset by higher fees associated with the debt restructuring. In order to improve operating cash flows, we utilize factoring facilities under which certain foreign trade receivables are sold to financial institutions at face value.

        The increase in accounts receivable at December 31, 2002 from December 31, 2001 is primarily attributable to changes in foreign exchange rates ($20.7 million), as well as us carrying higher balances as a result of our sales growth in the fourth quarter. These factors mostly affected gross accounts receivable at international locations. Our process for evaluating accounts receivable reserves is discussed below in "Critical Accounting Policies."

        Net cash provided by operating activities for the year ended December 31, 2001 was $54.5 million compared to $39.4 million utilized for operating activities for the year ended December 31, 2000. The increase in cash provided by operations in 2001 as compared to 2000 can be attributed to our cost reduction activities, reduced inventory levels, and the cessation of interest payments on the pre-bankruptcy senior subordinated notes, partially offset by the impact of the loss of a portion of our accounts receivable factoring facilities and fees associated with the debt restructuring.

        During the periods ended December 31, 2002 and October 1, 2002, we recorded adjustments to our minimum pension liability of $8.7 million and $14.3 million, respectively. During 2001, we recorded an adjustment to our minimum pension liability of $45.9 million. These amounts are reflected in our comprehensive income (loss) for these periods, but did not directly impact our net income (loss). The adjustments were required primarily due to the impact of actual return on pension plan assets being significantly lower than the expected return and declining interest rates on our overall pension liabilities. As of December 31, 2002, our assumption for the discount rate was 6.75%, and is not currently expected to change for 2003. As of December 31, 2002, our assumption for expected return on pension plan assets was 9.0%, but is estimated at 8.5% for 2003. These and other assumptions impacting pension expense could change in the future based on various factors, including, but not limited to, market conditions, asset allocations, and workforce composition. During the third quarter of 2002, we made a $10 million funding payment for a United States pension plan. We also made an additional funding payment of approximately $9 million in the fourth quarter of 2002. For 2002, our net periodic benefit cost for our U.S. based plans was in excess of $12 million, which is approximately double the cost for 2001. We expect that the 2003 costs will be relatively consistent with 2002, however, the combination of continued declining interest rates and market losses may result in increased future pension expense and additional funding requirements.

        Net cash flow used for investing activities for the period ended December 31, 2002 for the Successor Company is $30.8 million and is primarily for capital expenditures. The decrease in cash flow used for investing activities for the Predecessor Company from $70.7 million in the year ended December 31, 2001 to $65.2 million in the period ended October 1, 2002 is primarily attributable to less capital expenditures due to the different period lengths.

        Net cash flow used for investing activities is primarily for capital expenditures, which totaled $101.3 million, $87.8 million, and $127.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in capital expenditures for 2002 as compared to 2001 is due primarily to an increase in the placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues. The reduction in capital expenditures for 2001 as compared to 2000 is due primarily to a reduction in the placement of instruments at customers and the completion of significant information technology projects.

        Successor Company financing activities for the period ended December 31, 2002 used net cash of $20.0 million as net debt levels were reduced. Predecessor Company financing activities for the period ended October 1, 2002 were significantly impacted by the Plan of Reorganization. See "Bankruptcy Proceedings" section for further details.

        Financing activities for the year ended December 31, 2002 used net cash of $59.1 million, versus $35.7 million for the year ended December 31, 2001. The increase was primarily due to the payment of debt issuance costs for our new credit facilities.

        Credit Facilities.    In connection with the Debtors' Chapter 11 filing and emergence therefrom, we entered into the Emergence Facility. Dade Behring Inc., our wholly-owned subsidiary, is the borrower under the Emergence Facility. The administrative agent under the Emergence Facility is Deutsche Bank AG, New York Branch.

        The Emergence Facility consists of a $125 million multicurrency revolving credit facility of which funds are available in both United States dollars and Euros; provided that no more than $75 million are made available in Euros, determined on a United States dollar equivalent basis. The revolving credit facility has a five-year maturity and bears interest at variable rates, principally the Base Rate, as defined in the Emergence Facility, plus 300 basis points or LIBOR plus 400 basis points, with a step-down to lower interest rate margins based upon the achievement of specified ratings tests. We have utilized the proceeds of the revolving credit facility to make payments to effectuate the Plan of Reorganization, and we will continue to use the revolving credit facility when necessary for our working capital requirements and other general corporate purposes. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed subject to the terms of the facility. At December 31, 2002, we did not have any borrowings outstanding under the revolving credit facility.

        The Emergence Facility, as amended, also consists of a $300 million six-year term loan facility, a $133 million six-year term loan facility, and a €16.5 million six-year term loan facility. The loans made pursuant to the term loan facility are subject to scheduled annual amortization requirements to be paid quarterly. The initial interest rate on U.S. dollar denominated borrowings under the term loan facility was the Base Rate plus 325 basis points on October 3, 2002, but shortly thereafter became LIBOR plus 425 basis points, with a step-down to a lower interest rate margin possible based upon the achievement of specified ratings tests. The interest rate on Euro denominated borrowings is EURIBOR plus 425 basis points. The proceeds of the term loan facility were utilized to repay a portion of the pre-petition credit facility pursuant to the Plan of Reorganization and for our ongoing working capital requirements and other corporate purposes. No portion of the term loan facility, once repaid, may be reborrowed. At December 31, 2002, our borrowings under the term loan facility bore interest at an average rate of 5.75%. See Quantitative and Qualitative Disclosures About Market Risk section for discussion of our hedging activities.

        The borrowings under the Emergence Facility are unconditionally guaranteed by Dade Behring Holdings, Inc. and each of Dade Behring Inc.'s domestic subsidiaries, subject to customary exceptions for transactions of this type. The borrower's and guarantors' obligations under the Emergence Facility are secured by a first priority (subject to customary exceptions) perfected security interest in (1) all stock, equity interests and promissory notes owned by the borrower and guarantors, provided that no more than 65% of the total voting stock of each first-tier foreign subsidiary of Dade Behring Inc. or a guarantor shall be required to be pledged, and (2) all or substantially all other tangible and intangible assets of Dade Behring Inc. and each guarantor, in each case subject to customary exceptions for transactions of this type.

        Voluntary prepayments may be made at any time on the term loan borrowings, upon customary prior notice, without premium or penalty, except in the case of the U.S. dollar term loan borrowings during the first 24 months subsequent to October 3, 2002. For the first 12 months, a 200 basis point premium is required. For the second 12 months, a 100 basis point premium is required. Mandatory repayments are required under certain circumstances, including a sale of assets, issuance of debt and/or equity, receipt of insurance proceeds and a percentage of annual excess cash flow.

        The Emergence Facility agreement contains various restrictive covenants customary for these types of facilities, including, without limitation, financial covenants (such as limitations on consolidated debt to consolidated Bank EBITDA (as defined in the Emergence Facility), minimum interest coverage ratios, limitations on capital expenditures, and minimum trailing twelve months Bank EBITDA), reporting requirements, restrictions on other indebtedness, restrictions on liens, restrictions on asset sales and acquisitions, restrictions on payment of dividends and share repurchases and restrictions on transactions with affiliates and conduct of business. The Emergence Facility agreement also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and a change of control of either Dade Behring Holdings, Inc. or Dade Behring Inc.

        Senior Subordinated Notes.    In connection with the Debtors' Chapter 11 filing and emergence therefrom, Dade Behring Inc. issued Senior Subordinated Notes due 2010 in the principal amount of $315.3 million, with a coupon rate of 11.91%. The obligations under the senior subordinated notes are senior to all of Dade Behring Inc.'s subordinated unsecured obligations and subordinate to the Emergence Facility. Interest on the senior subordinated notes is payable on a semi-annual basis. Dade Behring Inc.'s obligations under the notes are guaranteed on a subordinated basis by Dade Behring Holdings, Inc. and each of Dade Behring Inc.'s domestic subsidiaries that also guarantee the Emergence Facility. Subject to the restrictions in the Emergence Facility, the notes are redeemable at our option in whole or in part at any time after the fourth anniversary of their issuance, with not less than 30 nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the notes. The redemption amount will vary depending upon the year during which the notes are redeemed. In the event that Dade Behring Inc. raises additional equity prior to the third anniversary of the date of issuance of the notes, then, subject to the restrictions in the Emergence Facility, we may redeem up to 35% of the subordinated notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the senior subordinated notes, Dade Behring Inc. will make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain customary covenants typical to this type of financing and, without limitation, limitations on (1) indebtedness, (2) layering, (3) restricted payments, (4) liens, (5) restrictions on distributions from restricted subsidiaries, (6) sales of assets, (7) affiliate transactions, (8) mergers and consolidations, and (9) lines of business. The subordinated notes also contain customary events of default typical to this type of financing, including, without limitation, (1) failure to pay principal and/or interest when due, (2) failure to observe covenants, (3) certain events of bankruptcy, (4) the rendering of certain judgments, or (5) the loss of any guarantee.

        Future Capital Needs.    Despite our significant decrease in leverage as a result of the Plan of Reorganization, we are still significantly leveraged and our ability to meet our debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. Based on our current level of operations, we anticipate that our operating cash flows and available credit facilities will be sufficient to fund our anticipated operational investments, including working capital and capital expenditure needs, for at least the next twelve months. If, however, we are unable to service our debt requirements as they become due or are unable to maintain ongoing compliance with restrictive covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Contractual Obligations and Commercial Commitments

        Projected payment due dates and estimated interest expense are as shown below:

	Expected Payments due by Period
	Total	2003	2004	2005	2006	2007	After 2007
Long term debt	$765.7	$5.0	$21.3	$26.3	$43.8	$136.4	$532.9
Interest on long term debt	456.1	72.6	68.2	68.5	68.4	64.7	113.7
Revolving credit line	—	—	—	—	—	—	—
Fees on revolving credit line	4.1	0.9	0.9	0.9	0.9	0.5	—
Operating leases	109.4	25.1	20.7	16.5	12.5	12.5	22.1
Foreign credit lines	6.1	6.1	—	—	—	—	—
Capital lease obligations	15.9	5.0	4.5	3.3	2.3	0.8	—

Total Contractual Cash Obligations	$1,357.3	$114.7	$115.6	$115.5	$127.9	$214.9	$668.7

        Please see "Bankruptcy Proceedings" above for discussion of other obligations we have committed to as a result of the Plan of Reorganization.

Critical Accounting Policies

        Critical accounting policies are those that are, in management's view, both very important to the portrayal of our financial condition and results of operations and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our most critical accounting policies (Note 2 to our Consolidated Financial Statements, "Summary of Significant Accounting Policies") relate to:

  •
  Revenue recognition;

  •
  Reserves for doubtful accounts;

  •
  Adjustments for write-down of inventories to net realizable value;

  •
  Pension plan assumptions; and

  •
  Tax valuation allowances.

        We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates. See also Note 3 to our Consolidated Financial Statements, "Summary of Significant Accounting Policies."

        Revenue Recognition.    We manufacture and market a broad offering of IVD products and services which currently include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. Reagents and consumables represent approximately 83% of our sales, while instruments account for approximately 13% of our sales and maintenance services account for the remainder. Going forward, we expect reagents and consumables to account for an even greater percentage of total sales due to the disposition of a significant amount of our service business in 2001.

        Instruments are mostly sold either directly to the customer or to a third party financing entity that in turn leases it to the end customer. Instrument revenue is recognized upon delivery. We sell most of our products and services under bundled contract arrangements, which contain multiple deliverable elements. Under these arrangements, an instrument placement is accompanied by a customer commitment to purchase minimum volumes of reagents and consumables, at a pre-determined price over the contract period, which is generally sixty months. Additionally, these arrangements include a customer commitment to purchase maintenance services which covers the first year of the contract term. Additional years of service may be purchased separately. Revenues under these bundled arrangements are allocated among the contract's constituent elements (principally reagents, consumables and service) based upon the estimated fair value of each element as determined by reference to verifiable objective evidence. Our principal point of reference in making this determination is the amount of revenue we realize when our products and services are sold in stand-alone transactions. Reagent and consumables revenue is recognized over the term of the contract as they are purchased by, and delivered to, the customer. Additionally, some customer contracts result in equipment being placed with end customers at no charge in exchange for contractual commitments for ongoing reagent revenues, typically over a five year term. In these situations, title does not pass to the customer and no revenue on equipment placement is recognized, rather the cost of this equipment is carried on our balance sheet and amortized to cost of sales over the useful life of the equipment, which is generally five years.

        Revenue under product service contracts, which are generally for one year or less, is recognized ratably over the term of the contract.

        Reserves for Doubtful Accounts.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers' current credit information. We continuously monitor collections and payments from our customers and payment accommodations made to our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

        Adjustments for Write-down of Inventories to Net Realizable Value.    Inventories are stated at the lower of cost (based on the first-in, first-out method) or market. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We regularly review inventory quantities on hand and record a provision for deterioration, excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 18 months. Several factors may influence the realizability of our inventories, including technological change and new product development. These factors could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we will be required to recognize such costs in cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

        Pension Plan Assumptions.    We maintain non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico and a combination of contributory and non-contributory plans in certain non-U.S. locations. Benefits under the United States plans are based on a cash balance formula. Our funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974. In an attempt to anticipate future events, several statistical and other factors are used in calculating the expense, liability and resulting funding requirements related to the plans. These factors include assumptions we make about, among other things, the discount rate, expected return on plan assets, rate of future compensation increases and withdrawal and mortality rates. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense we have recorded or may record, and our cash funding requirements.

        Tax Valuation Allowances.    We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances if we believe more likely than not that the net deferred tax asset is not recoverable. In assessing the realizability of the deferred tax assets, we consider all currently available data, our historical taxable earnings and losses by jurisdiction, current financial condition, forecast for future taxable earnings and losses by jurisdiction and other relevant factors. If we are unable to generate sufficient future taxable income, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our remaining net deferred tax assets resulting in an increase in our effective tax rate and a material adverse impact on our operating results. See Note 11, "Income Taxes," to our consolidated financial statements for further discussion.

Recent Accounting Developments

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. We are in the process of analyzing the recognition and measurement provisions of FIN 45, and has not estimated the potential impact on our future consolidated financial statements, as the impact will depend on the nature and amount of future transactions. The disclosure provisions, which increase the required disclosures relating to guarantees, have been adopted in these consolidated financial statements.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 defines variable interest entities (VIE) and requires that the assets, liabilities, noncontrolling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or after January 31, 2003, the guidance will be applied immediately. For VIE's created before that date, the guidance will be applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We are in the process of analyzing the potential effect of this recently issued accounting pronouncement on our future consolidated financial statements.

Tax Credits And Loss Carryforwards

        Realization of Cancellation of Indebtedness Income.    Subject to certain exceptions, a debtor generally recognizes an amount of cancellation of debt ("COD") income upon satisfaction of its outstanding indebtedness equal to the excess of (1) the adjusted issue price of the indebtedness satisfied over (2) the sum of the issue price of any new indebtedness issued, the amount of cash paid and the fair market value of any other consideration, including stock of the debtor, given in satisfaction of the indebtedness. As discussed below, there is a bankruptcy exception to the recognition of COD income which applies to us in connection with the reorganization.

        A debtor is not required to include COD income in gross income if the debt discharge occurs in a Title 11 case. However, under the Internal Revenue Code of 1986, as amended, (the "Tax Code") the debtor must, as of the first day of the next taxable year, reduce its tax attributes (in general, first its NOL carryovers and then tax credits and capital loss carryovers and then the tax basis of its assets) by the amount of COD income excluded from gross income by this exception. As an exception to the order of tax attribute reduction described above, a taxpayer can elect to reduce its tax basis in its depreciable assets first, then its NOL carryovers and then its tax credits and capital loss carryovers.

        Since the COD income was realized in a Title 11 case, we are not required to include the COD income in taxable income, but are required to reduce our NOL carryovers by the amount of the COD income. Our NOL carryover as of December 31, 2002 is $681.6 million after the amount of COD income realized as a result of the reorganization.

        Section 382 Limitation on NOL Carryovers and Other Tax Attributes.    As a result of the consummation of the reorganization, we underwent an "ownership change" within the meaning of section 382 of the Tax Code. As a consequence, after the reorganization, we are subject to limitation on the use of any NOL carryover incurred prior to the ownership change. Under special provisions of section 382 of the Tax Code applicable to companies in bankruptcy, the limitation is equal to the product of (1) the lesser of (x) the value of the equity of the reorganized debtors immediately after the ownership change and (y) the value of our consolidated gross assets immediately before such change, with certain adjustments and (2) the "long-term tax-exempt rate" in effect for the month of the effective date of the reorganization as published in the Internal Revenue Bulletin of the United States Treasury Department. We intend to elect not to apply the general NOL limitation applicable to companies in bankruptcy since application of that rule would result in less favorable treatment than that described above.

        If a corporation that undergoes an ownership change has a "net unrealized built-in loss," subject to certain limitations, any "recognized built-in loss" during the five-year period beginning with the date of the ownership change, referred to as the "recognition period," is generally treated as a pre-change loss and is subject to the section 382 limitation described above. If the corporation has a "net unrealized built-in gain," subject to certain limitations, the section 382 limitation for any taxable year within the recognition period will be increased by the "recognized built-in gain" for such taxable year. A net unrealized built-in gain or net unrealized built-in loss exists to the extent the fair market value of the corporation's assets is more or less, respectively, than the aggregate adjusted tax basis of its assets immediately before the ownership change, provided the resulting net unrealized built-in gain or net unrealized built-in loss is greater than the lesser of (1) 15% of the fair market value of the corporation's assets and (2) $10 million. Under current IRS administrative policy, the amount of the COD income recognized upon an ownership change is treated as an item of income attributable to the pre-change period under section 382(h)(6) of the Tax Code and such COD income is added to the gross fair market value of the corporation's assets in determining whether the loss corporation has a net unrealized built-in loss.

        Any unused section 382 limitation in a given year may be carried forward, thereby increasing the section 382 limitation in the subsequent taxable year. However, if the corporation or consolidated group does not continue its historic business or use a significant portion of its assets in a new business for two years after the ownership change, the section 382 limitation resulting from the ownership change will be zero.

        Alternative Minimum Tax.    A corporation must pay an alternative minimum tax, or AMT, equal to 20% of its alternative minimum taxable income, or AMTI, reduced by certain credits allowable for AMT purposes, to the extent that the AMT exceeds the tax of the corporation calculated at the normal progressive income tax rates. In calculating the AMTI, a corporation's income and losses are subject to various adjustments. For example, in computing AMTI, a corporation's NOLs are adjusted for the adjustments and preferences under the AMT sections of the Tax Code and such resulting NOLs can be utilized to offset only 90% of the corporation's AMTI (100% for NOLs generated or taken as carryforwards in taxable years ending in 2001 or 2002). However, COD income that is excluded from taxable income under the rules discussed above under "Realization of Cancellation of Indebtedness Income" similarly is excluded from AMTI. As a result of limitations on the use of our NOLs and the reduced annual amount of depreciation used in calculating AMTI, it is possible that we may be required to pay AMT even though we may not otherwise be required to pay regular federal income tax.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        In the ordinary course of business, we utilize various financial instruments that inherently have some degree of market risk. The principal market risks to which we are exposed are changes in interest rates and foreign currency exchange rates. We do not enter into contracts for speculative or trading purposes. Contract periods are consistent with related underlying exposures and do not constitute positions independent of those exposures. The qualitative and quantitative information presented below summarizes our market risks associated with debt obligations and other significant financial instruments outstanding at December 31, 2002. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 3 and 13 to our Consolidated Financial Statements. No material changes in our market risk have occurred since December 31, 2002.

        Interest Rate Risk.    We are subject to interest rate risk on our long-term variable interest rate debt. We enter into debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs. To manage a portion of our exposure to interest rate increases on our outstanding debt, we have entered into interest rate swap agreements. These instruments have been designated as cash-flow hedges under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income/loss until earnings are affected by the cash flows being hedged. The fair value of our interest rate derivative agreements is the estimated amount that we would pay or receive to terminate the agreements, assuming prevailing interest rates.

        In the fourth quarter of 2002, we entered into a series of interest rate swap agreements of various maturities in order to hedge our interest risk on our Emergence Facility. At December 31, 2002, $375.0 million of our term debt was hedged using interest rate swap agreements which resulted in an average effective rate of 6.9%. The table below provides information as of December 31, 2002 about our financial instruments that are sensitive to changes in interest rates, which includes the interest rate swap agreements and our long-term debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For the interest rate swap agreements, the table presents the notional amounts and weighted average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	December 31, 2002 Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
(amounts in millions)
Long-term Debt
Fixed Rate	$—	$—	$—	$—	$—	$315.3	$315.3	$335.0
Average interest rate						11.91%
Variable Rate	$5.0	$21.3	$26.3	$43.8	$136.4	$217.6	$450.4	$450.4
Average interest rate	5.6%	6.2%	7.2%	8.1%	8.7%	9.0%
Interest Rate Swaps
Variable to fixed	$100.0	$50.0	$75.0	$50.0	$100.0	$—	$375.0	$4.5
Average pay rate	5.9%	6.4%	7.0%	7.5%	7.9%
Average receive rate	5.6%	6.2%	7.2%	8.1%	8.7%

        Foreign Currency Risk.    We operate globally with various manufacturing and distribution facilities and material sourcing locations around the world. As such, we are exposed to foreign exchange risk since purchases and sales are made in foreign currency. We are also subject to foreign currency risk on certain short-term intercompany borrowing arrangements denominated in foreign currencies. The intercompany borrowing arrangements support the underlying working capital needs of the non-U.S.

subsidiaries. The gains and losses resulting from the periodic revaluation of these borrowings are a component of other income/expense.

        We enter into foreign currency forward contracts to manage our exposure to foreign currency fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. At December 31, 2002, we had foreign currency forward contracts with an aggregated notional amount of $81.1 million. At December 31, 2002, the fair value of outstanding forward foreign currency exchange contracts was a liability of $2.6 million. Gains and losses on forward contracts resulting from revaluations are recorded to foreign exchange gain (loss) and offset the gains and losses on the hedged items in current earnings.

        To manage the foreign currency risk on our foreign currency sales outside of the United States, in 2002, we purchased out of the money average rate put options for the Euro and Japanese yen with characteristics similar to those of our underlying exposure to manage this foreign currency exposure. The intrinsic value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income until earnings are affected by the cash flows being hedged. The time value of the average rate put options deemed to be ineffective is recorded in other income/expense. During 2002, we realized foreign exchange losses relating to hedge ineffectiveness for these instruments of approximately $1.2 million. The fair value of our average rate put options is the estimated amount that we would pay or receive to terminate the agreements, assuming current foreign exchange rates. At December 31, 2002, we held average rate put options with aggregated notional amounts of approximately $100.0 million. At December 31, 2002, the fair values of outstanding foreign currency forward contracts aggregated an $0.8 million asset.

        We do not engage in trading or other speculative use of financial instruments. Contract periods are consistent with related underlying exposures and do not constitute positions independent of those exposures. Derivative losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. We have estimated our foreign exchange market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in the fair value of our foreign exchange derivative instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates. Based on the results of the year-end sensitivity analysis, the market risk exposure is $1.3 million. Actual changes in exchange rates may differ from the hypothetical rates assumed in the sensitivity analyses.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and financial statement schedules in Part IV, Item 15(a)(i) of this report are incorporated by reference into this Item 8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information required to be furnished with respect to our directors and executive officers is incorporated herein by reference to the descriptions under the heading "ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Meeting, and to Part I, of Item 1 of this report under the heading "Executive Officers of Dade Behring Holdings, Inc."

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required hereunder will appear under the headings "DIRECTOR COMPENSATION," "PENSION PLANS," "EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2002," and "AGGREGATE OPTION EXERCISES IN 2002 AND VALUES AS OF DECEMBER 31, 2002" in our Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

        The information required hereunder concerning equity compensation plans will appear under the heading "EQUITY COMPENSATION PLANS" in our Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required hereunder will appear under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

        (a)    Evaluation of Disclosure Controls and Procedures.    Our President and Chief Executive Officer, James W.P. Reid-Anderson, and our Senior Vice President and Chief Financial Officer, John M. Duffey, evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days of the filing of this report ("Evaluation Date"), and concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes to Internal Controls and Procedures for Financial Reporting.    There were no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this report.

  (i)
  Financial Statements and Schedules—See "Index to Financial Statements and Schedules" on page F-1 hereof.

  (ii)
  Exhibits—See "Exhibit Index" on page X-1 hereof.

  (b)
  Reports on Form 8-K.

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
	By:	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer
March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES W.P. REID-ANDERSON James W.P. Reid-Anderson	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2003
/s/ JOHN M. DUFFEY John M. Duffey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ N. LEIGH ANDERSON N. Leigh Anderson	Director	March 28, 2003
/s/ JAMES G. ANDRESS James G. Andress	Director	March 28, 2003
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	March 28, 2003
/s/ ALAN S. COOPER Alan S. Cooper	Director	March 28, 2003
/s/ BRADLEY G. PATTELLI Bradley G. Pattelli	Director	March 28, 2003
/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	March 28, 2003

CERTIFICATION

I, James W.P. Reid-Anderson, certify that:

        1.    I have reviewed this annual report on Form 10-K of Dade Behring Holdings, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JAMES W.P. REID-ANDERSON James W.P. Reid-Anderson Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, John M. Duffey, certify that:

        1.    I have reviewed this annual report on Form 10-K of Dade Behring Holdings, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer

Dade Behring Holdings, Inc.

Index to Financial Statements and Schedules

Page
Report of PricewaterhouseCoopers LLP, Independent Accountants (Successor Company)	F-2
Report of PricewaterhouseCoopers LLP, Independent Accountants (Predecessor Company)	F-3
Consolidated Balance Sheets as of December 31, 2002 (Successor Company) and 2001 (Predecessor Company)	F-4
Consolidated Statements of Operations for the periods ended December 31, 2002 (Successor Company) and October 1, 2002 and years ended December 31, 2001 and 2000 (Predecessor Company)	F-5

Consolidated Statements of Shareholder's Equity (Deficit) for the periods ended December 31, 2002 (Successor Company) and October 1, 2002 and years ended December 31, 2001 and 2000 (Predecessor Company)	F-7
Consolidated Statements of Cash Flows for the periods ended December 31, 2002 (Successor Company) and October 1, 2002 and years ended December 31, 2001 and 2000 (Predecessor Company)	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule (Predecessor Company)	F-56
Financial Statement Schedule (Successor Company)	F-57

Report of Independent Accountants

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc.:

        In our opinion, the consolidated balance sheet and the related consolidated statement of operations and comprehensive income (loss), of changes in shareholders' equity (deficit), and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Dade Behring Holdings, Inc. and its subsidiaries (the Successor Company) at December 31, 2002, and the results of their operations and their cash flows for the period from October 2, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Successor Company financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Successor Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Successor Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2, the accompanying financial statements of the Successor Company have been prepared in conformity with fresh start accounting provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and accordingly are not comparable with any prior periods presented.

/s/ PricewaterhouseCoopers LLP Chicago, Illinois February 24, 2003

Report of Independent Accountants

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc.:

        In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity (deficit), and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Dade Behring Holdings, Inc. and its subsidiaries (the Predecessor Company) at December 31, 2001, and the results of their operations and their cash flows for the period from January 1, 2002 to October 1, 2002 and for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Predecessor Company financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Predecessor Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 2, the Predecessor Company filed for relief under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy proceedings during 2002. Upon emergence from bankruptcy, the consolidated financial statements of the Predecessor Company are presented in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

        As discussed in Note 3, the Predecessor Company changed its method of accounting for goodwill and other intangible assets in 2002. Also as discussed in Note 3, the Predecessor Company changed its revenue recognition policy in 2000.

/s/ PricewaterhouseCoopers LLP Chicago, Illinois February 24, 2003

Dade Behring Holdings, Inc.

Consolidated Balance Sheets

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$35.5	$86.8
Restricted cash	7.9	4.4
Accounts receivable, net	289.7	262.0
Inventories	174.3	201.1
Prepaid expenses and other current assets	18.9	14.3
Deferred income taxes	0.4	0.8

Total current assets	526.7	569.4
Property, plant and equipment, net	390.5	327.5
Debt issuance costs, net	14.0	29.6
Deferred income taxes	3.5	12.4
Identifiable intangible assets, net	414.3	46.5
Goodwill, net	543.0	110.0
Other assets	26.8	46.5

Total assets	$1,918.8	$1,141.9

Liabilities, Redeemable Preferred Stock, and Shareholders' Equity (Deficit)
Current liabilities:
Short-term debt	$6.1	$59.1
Current portion of long-term debt	5.0	1,476.8
Accounts payable	76.8	82.2
Accrued liabilities	228.5	248.6

Total current liabilities	316.4	1,866.7
Long-term debt	760.7	—
Deferred income taxes	122.6	11.4
Other liabilities	131.0	126.6

Total liabilities	1,330.7	2,004.7
Commitments and contingencies (Note 16)
Redeemable preferred stock: cumulative 10%; exchangeable; $.01 par value; 100,000 shares authorized; 14,688 shares issued and outstanding at December 31, 2001; redeemable at $1,000 per share	—	18.7
Shareholders' equity (deficit):
Predecessor Company Common Stock
Class L common stock: cumulative 12%; $.01 par value; 8,000,000 shares authorized; 6,714,520 shares issued and 4,608,552 shares outstanding at December 31, 2001	—	70.0
Common stock: $.01 par value; 80,000,000 shares authorized; 58,336,804 shares issued and 39,093,960 shares outstanding at December 31, 2001	—	0.6
Class B common stock: $.01 par value; 6,000,000 shares authorized: 6,000,000 shares issued and outstanding at December 31, 2001; convertible on a 1-for-1 basis into Common stock	—	0.1
Successor Company Common Stock: $.01 par value; 50,000,000 shares authorized; 39,929,479 shares issued and outstanding at December 31, 2002	0.4	—
Treasury stock, at cost	—	(372.1)
Additional paid-in capital	643.1	477.3
Unearned stock-based compensation	—	(2.4)
Accumulated deficit	(48.6)	(894.2)
Accumulated other comprehensive loss	(6.8)	(160.8)

Total shareholders' equity (deficit)	588.1	(881.5)

Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$1,918.8	$1,141.9

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

		Predecessor Company
	Successor Company
			Year Ended December 31,
	Period Ended December 31, 2002	Period Ended October 1, 2002
			2001	2000
	(Dollars in millions, except per share data)
Net sales	$347.1	$934.4	$1,232.4	$1,183.7
Cost of goods sold	228.8	467.5	595.6	583.4

Gross profit	118.3	466.9	636.8	600.3
Operating costs and expenses:
Marketing and administrative expenses	124.5	322.9	432.3	470.8
Research and development expenses	28.8	65.3	83.7	103.3
Goodwill amortization expense	—	—	8.9	5.0
Cost reduction programs expense	—	2.9	11.2	19.2
Restructuring expense, net	—	(2.8)	12.2	25.3

Income (loss) from operations	(35.0)	78.6	88.5	(23.3)
Other (expense) income:
Interest expense (Contractual interest expense was $99.7 for the period ended October 1, 2002, Note 1)	(19.5)	(91.9)	(151.5)	(152.6)
Interest income	0.9	2.7	6.0	3.0
Balance sheet restructuring costs	—	(21.2)	(23.9)	—
Foreign exchange gain (loss)	3.8	(1.8)	(10.1)	2.7
Other	2.0	(2.7)	(2.3)	7.6

Loss before reorganization items and income tax	(47.8)	(36.3)	(93.3)	(162.6)
Reorganization items:
Gain on extinguishment of debt	—	786.3	—	—
Fresh-start adjustments	—	816.6	—	—
Reorganization costs	(2.2)	(35.4)	—	—

Income (loss) before income tax	(50.0)	1,531.2	(93.3)	(162.6)
Income tax expense(benefit)	(1.4)	20.1	8.4	363.2

Income (loss) before cumulative effect of change in accounting principle	(48.6)	1,511.1	(101.7)	(525.8)
Cumulative effect of change in accounting principle, net of tax	—	20.0	—	(6.8)

Net income (loss)	(48.6)	1,531.1	(101.7)	(532.6)

Other comprehensive income (loss), before income tax:
Foreign currency translation adjustments	16.1	2.2	(14.0)	(28.1)
Additional minimum pension liability adjustment	(8.7)	(14.3)	(45.9)	(1.1)
Net loss on derivative instruments	(4.5)	(0.8)	(1.3)	—
Income tax effects related to items of comprehensive income (loss)	9.7	(0.3)	(0.5)	—

Other comprehensive loss, net of income tax	(6.8)	(12.6)	(60.7)	(29.2)

Comprehensive income (loss)	$(55.4)	$1,518.5	$(162.4)	$(561.8)

Basic and diluted net loss per Successor Company common share:	$(1.22)

		Predecessor Company
	Successor Company
			Year Ended December 31,
	Period Ended December 31, 2002	Period Ended October 1, 2002
			2001	2000
	(Dollars in millions, except per share data)
Basic income (loss) per Predecessor Company Class L and Common shares:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle
Class L common share		$31.22	$(2.08)	$(10.61)
Common share		30.28	(2.08)	(10.61)
Cumulative effect of change in accounting principle
Class L common share		.40	—	(0.14)
Common share		.40	—	(0.14)
Net income (loss)
Class L common share		$31.62	$(2.08)	$(10.75)
Common share		30.68	(2.08)	(10.75)
Diluted income (loss) per Predecessor Company Class L and Common shares:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle
Class L common share		$31.22	$(2.08)	$(10.61)
Common share		25.36	(2.08)	(10.61)
Cumulative effect of change in accounting principle
Class L common share		.40	—	(0.14)
Common share		.34	—	(0.14)
Net income (loss)
Class L common share		$31.62	$(2.08)	$(10.75)
Common share		25.70	(2.08)	(10.75)

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
(Dollars in millions, except share-related data)

	Predecessor Company Common Stock
	Class L Common Stock				Common Stock				Class B		Successor Company
	Outstanding		Treasury Stock		Outstanding		Treasury Stock		Common Stock		Common Stock					Accumulated Other Comprehensive Income (Loss)
													Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Deficit		Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor Company balance at December 31, 1999	6,714,520	$70.0	(2,105,968)	$(55.9)	58,324,804	$0.6	(19,242,844)	$(316.2)	6,000,000	$0.1	—	$—	$478.6	$(8.1)	$(256.6)	$(70.9)	$(158.4)

Net loss															(532.6)		(532.6)
Amortization of unearned stock-based compensation														2.8			2.8
Issuance of stock-based compensation													3.5	(3.5)			—
Forfeiture of stock options													(2.7)	2.7			—
Exercise of stock options					12,000												—
Accumulation of dividends on Redeemable Preferred Stock															(1.6)		(1.6)
Minimum pension liability adjustment																(1.1)	(1.1)
Cumulative translation adjustment																(28.1)	(28.1)

Predecessor Company balance at December 31, 2000	6,714,520	70.0	(2,105,968)	(55.9)	58,336,804	0.6	(19,242,844)	(316.2)	6,000,000	0.1	—	—	479.4	(6.1)	(790.8)	(100.1)	(719.0)

Net loss															(101.7)		(101.7)
Amortization of unearned stock-based compensation														1.6			1.6
Forfeiture of stock options													(2.1)	2.1			—
Accumulation of dividends on Redeemable Preferred Stock															(1.7)		(1.7)
Net loss on derivative instruments, net of income taxes																(0.8)	(0.8)
Minimum pension liability adjustment																(45.9)	(45.9)
Cumulative translation adjustment																(14.0)	(14.0)

Predecessor Company balance at December 31, 2001	6,714,520	70.0	(2,105,968)	(55.9)	58,336,804	0.6	(19,242,844)	(316.2)	6,000,000	0.1	—	—	477.3	(2.4)	(894.2)	(160.8)	(881.5)

Net income															1,531.1		1,531.1
Amortization of unearned stock-based compensation														1.0			1.0
Forfeiture of stock options													(0.2)	0.2			—
Accumulation of dividends on redeemable preferred stock															(1.7)		(1.7)
Net loss on derivative instruments, net of income taxes																(0.5)	(0.5)
Reclassification of net loss on derivative instruments, net of income tax, to earnings																1.3	1.3
Minimum pension liability adjustment																(14.3)	(14.3)
Cumulative translation adjustment																2.2	2.2
Fresh-start adjustments to equity accounts and cancellation of stock	(6,714,520)	(70.0)	2,105,968	55.9	(58,336,804)	(0.6)	19,242,844	316.2	(6,000,000)	(0.1)	—	—	(477.1)	1.2	(635.2)	172.1	(637.6)

Predecessor Company balance at October 1, 2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Successor Company balance at October 2, 2002	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	—	$—	$—	$—	$—	$—	$—
Fresh start adjustment to equity accounts and issuance of stock											39,529,479	$0.4	$637.2	$—	$—	$—	$637.6
Issuance of stock											400,000	—	5.9				5.9
Net loss															(48.6)		(48.6)
Net loss on derivative instruments, net of income taxes																(4.5)	(4.5)
Minimum pension liability adjustment																(8.7)	(8.7)
Cumulative translation adjustment																6.4	6.4

Successor Company balance at December 31, 2002	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	39,929,479	$0.4	$643.1	$—	$(48.6)	$(6.8)	$588.1

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
			Year Ended December 31,
	Period Ended December 31, 2002	Period Ended October 1, 2002
			2001	2000
	(Dollars in millions)
Operating Activities:
Net income (loss)	$(48.6)	$1,531.1	$(101.7)	$(532.6)
Adjustments to reconcile net income (loss) to net cash provided by (utilized for) operating activities:
Gain on extinguishment of debt	—	(786.3)	—	—
Fresh-start adjustments	57.3	(816.6)	—	—
Cumulative effect of change in accounting principle	—	(20.0)	—	6.8
Depreciation and amortization expense	30.3	86.5	120.8	99.2
Net (gain) loss on disposal of fixed assets	(0.3)	5.8	4.3	7.5
Stock-based compensation expense	5.9	1.0	1.6	2.8
Other non-cash charges	0.1	0.8	(1.5)	4.5
Provisions for restructuring reserve, net	—	(2.8)	12.2	25.3
Payments from restructuring reserves	(1.0)	(18.0)	(24.9)	(16.6)
Deferred income taxes	(3.6)	14.3	4.1	360.0
Changes in balance sheet items:
Accounts receivable, net	(37.1)	(79.6)	(121.4)	16.4
Sale of trade receivables	36.2	73.5	93.9	56.6
Inventories	21.1	17.6	41.3	(16.4)
Prepaid expenses and other current assets	(3.7)	(0.2)	5.4	(9.2)
Accounts payable	1.7	(13.8)	(31.6)	(4.3)
Accrued liabilities	11.4	47.3	49.4	(13.8)
Other, net	(2.4)	(8.1)	2.6	(25.6)

Net cash flow provided by (utilized for) operating activities	67.3	32.5	54.5	(39.4)

Investing Activities:
Acquisitions and purchase price adjustments, net of acquired cash	—	—	—	(1.2)
Capital expenditures	(36.1)	(65.2)	(87.8)	(127.1)
Proceeds from sale of assets	5.3	—	17.1	—

Net cash flow utilized for investing activities	(30.8)	(65.2)	(70.7)	(128.3)

Financing Activities:
Decrease (increase) in restricted cash	1.8	(4.6)	3.5	3.5
Net (repayments) proceeds related to short-term debt	(4.3)	(54.6)	10.5	(1.9)
Payment of debt issuance costs	—	(14.7)	—	—
Payments to bank debt lenders and senior subordinated note holders per the Plan of Reorganization	—	(409.0)	—	—
Proceeds from borrowings under new term loan facility	—	450.0	—	—
Proceeds from borrowings under new revolving credit facility	—	17.5	—	—
Net repayments of borrowings under new revolving credit facility	(17.5)	—	—	—
Proceeds from borrowings related to former revolving credit facility	—	—	16.5	655.1
Repayments of borrowings related to former revolving credit facility	—	(6.2)	(25.0)	(389.0)
Repayments of borrowings under former bank credit agreement	—	(17.5)	(41.2)	(6.0)

Net cash flow (utilized for) provided by financing activities	(20.0)	(39.1)	(35.7)	261.7

Effect of foreign exchange rates on cash	1.1	2.9	(1.9)	(3.2)
Net increase (decrease) in cash and cash equivalents	17.6	(68.9)	(53.8)	90.8
Cash and Cash Equivalents:
Beginning of Period	17.9	86.8	140.6	49.8

End of Period	$35.5	$17.9	$86.8	$140.6

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$13.6	$58.6	$119.6	$143.6
Cash paid during the period for income taxes	2.2	5.8	2.6	3.3

Non Cash Supplemental Disclosure of Cash Flow Information:
Accumulation of dividends on Redeemable Preferred Stock	$—	$—	$1.7	$1.6

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Notes To Consolidated Financial Statements

1.    Organization, Business and Plan of Reorganization

        Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. ("DBI"), formerly Dade International, Inc. (collectively, the "Company"). The Company develops, manufactures and markets in vitro diagnostic ("IVD") equipment, reagents, consumable supplies and services worldwide.

        Prior to the reorganization described below, Bain Capital, Inc., GS Capital Partners, L.P. (an affiliate of Goldman Sachs Group, L.P.), their respective related investors, Aventis S.A. and certain of its affiliates ("Aventis S.A.") and the management of the Company owned substantially all of the capital stock of the Company.

        At December 31, 2001 and 2000, the Company was in violation of the minimum interest coverage and maximum leverage ratio covenants in its then existing bank credit agreement. Moreover, by cross-default provisions, the Company was in default of the terms of its then existing senior subordinated notes. Although the Company was able to negotiate forbearance from its creditors through July 23, 2001, in the form of temporary waivers, the negotiation process did not result in an amendment to the Credit Agreement or extended waivers. Per the then existing credit agreement, the Company was required to make significant principal payments on its existing indebtedness beginning in 2001 and continuing thereafter which required the Company to either raise sufficient funds from operations or other sources or to refinance or restructure maturing indebtedness. Accordingly, the Company negotiated with its creditors to effectuate a consensual restructuring of the Company's capital structure. Subsequent to December 31, 2001, the Company reached agreement in principle on a new capital structure with the representatives of the complete set of holders of its then existing Senior Debt (defined as the revolver and term loans under the then existing credit agreement) and then existing senior subordinated notes and received written legal confirmation of their vote of approval of a reorganization plan from a majority of the creditors. As described further below, in 2002 the Company implemented the debt restructuring by reorganizing the business under Chapter 11 of the United States Bankruptcy Code.

        On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries, including DBI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"). The companies party to the bankruptcy proceedings are collectively referred to as the "Debtors." On August 1, 2002, the Debtors filed their Disclosure Statement for their Joint Chapter 11 Plan of Reorganization ("POR"). All other subsidiaries of Dade Behring Holdings, Inc., which primarily operate outside of the United States, did not file for relief under the United States Bankruptcy Code. On September 18, 2002, the Bankruptcy Court confirmed the POR. All conditions under the confirmation of the POR were subsequently met, and the POR became effective on October 3, 2002, resulting in the Debtors effecting a new capital structure.

        The POR and associated new senior credit agreement / capital structure provided for the following:

  •
  A restructuring of the Company's debt occurred that reduced the principal amount of the Company's outstanding indebtedness by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (50,000,000 shares are authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of existing senior debt, senior subordinated notes and management.

  •
  All preferred and common stock existing prior to the filing of the POR, as well as all options, warrants, and rights to purchase or otherwise receive common stock existing prior to the filing of the POR were canceled.

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees. See Note 12, "Shareholders' Equity and Redeemable Preferred Stock," for further information.

  —
  As of October 3, 2002, 16% of the Company's fully diluted new common equity (consisting of 7,529,412 common shares) was set aside for officers and certain other employees for the issuance of options and stock awards. This 16% was fully diluted after giving effect to the issuance of options and stock awards. Of this 16%, one percent was awarded as stock awards and the remaining 15% was or will be awarded as option awards.

  —
  Of the new common stock reserved and authorized for stock option awards, approximately 11% was granted on October 3, 2002. Most of the remaining 4% of the fully diluted new common stock to be granted as stock options will be granted one year after the effective date.

  —
  A special one time bonus pool of $20.0 million will be payable upon a change in control of the Company within five years of the effective date of the POR. Such bonus pool shall be payable in cash upon such change of control to the chief executive officer, executive team and certain other employees. The pool will be reduced (but not below zero) by the aggregate amount of any realized gain in the chief executive officer's, executive team's and certain other employees' stock options awarded consistent with the terms thereof upon a change of control.

  •
  A new senior revolving credit facility in the amount of $125 million and a new senior term loan facility of $450 million (both of which include the ability to borrow in Euros) were established. New senior subordinated notes of $315.3 million were issued, which did not result in a cash infusion into the Company. See Note 10, "Debt," for further discussion.

        As a result of filing for bankruptcy, as of August 1, 2002, the Predecessor Company ceased accruing interest on the old senior subordinated notes. Had this interest been accrued, interest expense for the period ended October 1, 2002 would have been higher by $7.8 million.

        Despite the significant decrease in debt as a result of the POR, the Company is still significantly leveraged after emergence from bankruptcy and the Company's ability to meet its debt obligations will depend upon future operating performance which will be affected by many factors, certain of which are beyond the Company's control.

        The Company is restricted by its debt agreements from loaning or paying cash dividends, except in limited circumstances defined therein.

2.    Fresh-Start Reporting

        Upon emergence from bankruptcy, the consolidated financial statements of the Company are presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In conformity with the procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the Company allocated reorganization value to net assets and any excess of reorganization value not allocated to specific tangible or identified intangible assets is reported as an intangible asset representing reorganization value in excess of amounts allocable to identifiable assets. The Company has included such amount in goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." All liabilities existing at the POR confirmation date, other than deferred taxes, are required to be stated at present values of amounts to be paid. New accounting pronouncements that will be required in the financial statements within twelve months following the adoption of fresh-start accounting have been adopted at the same time fresh-start reporting was adopted.

        Although the POR became effective on October 3, 2002, for financial reporting convenience purposes, the Company recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, consolidated financial statements for the Company for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." Aside from the effects of fresh-start reporting and new accounting pronouncements adopted on October 2, 2002 (see Note 3), the Successor Company follows the same accounting policies as the Predecessor Company. All references in these notes to the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and years ended December 31, 2001 and 2000 are to the Predecessor Company. All references to the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) are to the Successor Company.

        SOP 90-7 sets forth two criteria, which the Company met, that require an organization to apply fresh-start reporting. Paragraph 36 of SOP 90-7 states:

  If the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all postpetition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, the entity should adopt fresh-start reporting upon its emergence from Chapter 11. . .

        Reorganization value is defined by SOP 90-7 as "the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring." This value was derived by adding the fair value of all liabilities ($394.8 million) to the Company's enterprise value ($1,454.0 million). The Company's reorganization value was $1,848.8 million, which was less than the total postpetition liabilities and allowed claims of approximately $2,007.2 million. The enterprise value is defined as the total value of Dade Behring Holdings, Inc. and subsidiaries as a going concern (i.e. the fair value of assets, net of liabilities excluding bank debt and senior subordinated notes). The Company's enterprise value was determined based on consideration of many factors and by reliance on various valuation techniques, including comparable company analysis and two discounted cash flow analyses. The factors considered included, but were not limited to, the following:

  •
  Forecasted operating and cash flow results which gave effect to the estimated impact of the changes in the Company's capital structure contemplated by the Plan of Reorganization;

  •
  Discounted cash flow analyses using an EBITDA multiple or a perpetual growth rate to determine a terminal value;

  •
  Estimated values of the Company's net operating loss carryforwards;

  •
  Consideration of market values of comparable companies;

  •
  Market share and position; and

  •
  Competition and general economic considerations.

Additionally, as part of the POR, all equity instruments existing prior to the filing for bankruptcy were cancelled and new equity was issued. Approximately 99% of the new equity was issued to creditors who were not previously equity holders. As a result, the Company adopted fresh start reporting on October 1, 2002, as described earlier.

        The consolidated statement of operations for the period ended December 31, 2002 reflects gains of $786.3 million related to the discharge of indebtedness in accordance with the POR and $816.6 related to fresh-start adjustments. The following summarizes the effects of fresh-start reporting on the Company's consolidated balance sheets (in millions):

	Predecessor Company (before adjustments) October 1, 2002	Effect of POR and Fresh-Start Reporting Adjustments		Successor Company (after adjustments) October 2, 2002
Assets
Current assets:
Cash and cash equivalents	$57.1	$(39.2	)(a)	$17.9
Restricted cash	9.0	—		9.0
Accounts receivable, net	279.7	—		279.7
Inventories	191.8	56.8	(b)	248.6
Prepaid expenses and other current assets	14.9	—		14.9
Deferred income taxes	3.0	(2.6	)(c)	0.4

Total current assets	555.5	15.0		570.5
Property, plant and equipment, net	316.8	51.0	(d)	367.8
Debt issuance costs, net	24.4	(9.7	)(e)	14.7
Goodwill, net	110.3	434.6	(f)	544.9
Deferred income taxes	12.2	(9.2	)(c)	3.0
Identifiable intangible and other assets	83.7	356.9	(g)	440.6

Total assets	$1,102.9	$838.6		$1,941.5

Liabilities, Redeemable Preferred Stock and Shareholders' Equity (Deficit)
Liabilities not subject to compromise:
Current liabilities:
Short-term debt	$71.1	$(60.7	)(h)	$10.4
Current portion of long-term debt and lease obligations	—	17.5	(i)	17.5
Accounts payable	72.6	—		72.6
Accrued liabilities	215.5	(9.8	)(j)	205.7

Total current liabilities not subject to compromise	359.2	(53.0)		306.2
Deferred income taxes and other liabilities	153.7	78.7	(k)	232.4
Long-term bank debt	—	450.0	(i)	450.0
Senior subordinated notes	—	315.3	(l)	315.3

Total liabilities not subject to compromise	512.9	791.0		1,303.9
Liabilities subject to compromise:
Current liabilities:
Bank debt	1,111.0	(1,111.0	)(i)	—
Senior subordinated notes	350.0	(350.0	)(l)	—
Accrued interest on senior subordinated notes	73.9	(73.9	)(m)	—

Total liabilities subject to compromise	1,534.9	(1,534.9)		—

Total liabilities	2,047.8	(743.9)		1,303.9
Redeemable preferred stock	20.4	(20.4	)(n)	—
Shareholders' equity (deficit):
Common stock, all classes	70.7	(70.3	)(n)	0.4
Treasury stock	(372.1)	372.1	(n)	—
Additional paid-in capital	477.1	160.1	(o)	637.2
Unearned stock-based compensation	(1.2)	1.2	(n)	—
Accumulated deficit	(967.7)	967.7	(p)	—
Accumulated other comprehensive loss	(172.1)	172.1	(p)	—

Total shareholders' equity (deficit)	(965.3)	1,602.9		637.6

Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$1,102.9	$838.6		$1,941.5

        The explanation of the "Effect of POR and Fresh-Start Reporting" column of the preceding consolidated balance sheet is as follows:

(a)
Cash and cash equivalents have been adjusted to reflect the amount of cash that was paid to pre-bankruptcy senior secured debt holders ($400.0 million), certain old senior subordinated noteholders in accordance with POR ($9.0 million), lenders of short-term debt ($60.7 million), as well as the payment of deferred financing fees ($14.7 million), a settlement amount ($19.0 million; see Reorganization Costs in Note 3), and other professional fees ($3.3 million), net of new borrowings on October 3, 2002 under the new term loan ($450.0 million) and revolving loan ($17.5 million) portions of the Emergence Facility (see Note 10, "Debt").

(b)
Finished goods and work-in-progress inventories have been written-up to their estimated net selling price less costs to complete, cost of disposal and a reasonable profit allowance for completing and selling effort as required by fresh-start reporting.

(c)
Deferred tax assets accounts have been adjusted as a result of fresh-start adjustments.

(d)
Property, plant and equipment has been adjusted to reflect the estimated replacement costs.

(e)
Debt issuance costs have been adjusted to write-off all costs associated with debt cancelled under POR ($24.4 million) and record the costs associated with debt facilities existing post-emergence ($14.7 million).

(f)
Goodwill existing prior to the Company's emergence from bankruptcy of $110.3 million has been written-off as required by fresh-start reporting. New goodwill representing reorganization value in excess of amounts allocated to identifiable assets pursuant to SOP 90-7 of $544.9 million was recorded, which includes $104.5 million related to deferred tax liabilities provided as a result of fresh-start adjustments. Per SFAS No. 142, reorganization value in excess of amounts allocated to identifiable assets is not amortized, but rather, will be tested at least annually for impairment.

(g)
Identifiable intangible and other assets have been adjusted primarily to reflect estimated allocations of reorganization value to certain other assets and identifiable intangible assets. Certain other intangible assets have been reduced by $4.2 million. Additionally, the following identifiable intangible assets were recognized upon the adoption of fresh-start reporting.

	Amount	Amortization Period
Customer relationships	$120.0 million	8 to 17 years
Developed technology	117.0 million	6 to 10 years
Tradenames and trademarks	135.0 million	Not applicable

$372.0 million

  The amortization periods are based on the valuation techniques utilized in the appraisal used to determine their fair value. For customer relationships, the amortization period is an estimate of the periods during which the Company will benefit from existing customer relationships. The estimate included consideration of historical and projected sales and customer retention rates. For developed technology, the amortization period is an estimate of the remaining life of the Company's existing technologies. Tradenames and trademarks are not subject to amortization as they have an indefinite life.

  Other assets have also been reduced by $10.9 million as part of the fresh-start adjustments to pension accounts.

(h)
Short-term debt has been adjusted to reflect payments made to lenders under the POR.

(i)
Bank debt has been adjusted to reflect the termination of all pre-bankruptcy bank debt ($1,111.0 million) and the post-emergence borrowings under the Emergence Facility consisting of

  $17.5 million of new revolving loan borrowings classified as a current liability and $450.0 million of new term loan borrowings classified as a long-term liability.

(j)
Accrued liabilities have been decreased for the payment of a settlement discussed in note (a) ($19.0 million) and professional fees ($3.3 million), offset by increases to pension accounts ($0.4 million) and current deferred tax liabilities ($12.1 million).

(k)
Other liabilities have been decreased by $1.9 million as part of the fresh-start adjustments to record pension liabilities at their fair value. Other liabilities were also increased by $80.6 million as deferred tax liabilities were provided as a result of fresh-start adjustments with the offsetting impact being captured as additional reorganization value in excess of amounts allocated to identifiable assets ($104.5 million discussed in note (f)), less the adjustment to current deferred tax liabilites ($12.1 million discussed in note (j)), and the reduction in deferred income tax assets ($11.8 million discussed in note (c)).

(l)
Senior subordinated notes have been adjusted to reflect the cancellation of all old senior subordinated debt ($350.0 million) and the issuance of new senior subordinated notes ($315.3 million) in accordance with the POR.

(m)
Accrued interest on senior subordinated notes has been adjusted to reflect the write-off of accrued interest related to the cancellation of old senior subordinated notes, as this accrued amount was not paid.

(n)
Redeemable preferred stock, common stock, treasury stock, and unearned stock-based compensation have been adjusted to reflect the cancellation of all classes of stock existing prior to the Company's emergence from bankruptcy. Common stock was also adjusted to reflect the issuance of new common stock post-emergence ($0.4 million).

(o)
Additional paid-in capital has been adjusted to reflect a gain on discharge of debt ($786.3 million), the impact of the valuation of assets discussed in notes (b), (d), (f), (g) ($805.7 million), net of the pension accounts adjustments ($9.5 million), the cancellation of all classes of old stock discussed in note (n) ($282.2 million), the elimination of accumulated deficit and other comprehensive income in note (p) ($1,139.8 million) and the issuance of new common stock ($0.4 million).

(p)
Accumulated deficit and accumulated other comprehensive loss have been eliminated as required by fresh-start reporting.

3.    Summary of Significant Accounting Policies

        This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently.

Management Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

        The Company manufactures and markets a broad offering of IVD products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services.

        Reagent and consumable shipments represent approximately 83% of the Company's sales, while instruments (13%) and services (4%) account for the remainder.

        Instruments are usually sold either directly to the customer or to a third party financing entity that in turn leases the instrument to the end customer. Occasionally, the Company will execute a sales-type lease with a customer; however, such arrangements have historically not been significant, representing less than 1% of revenue in any period presented. Instrument revenue is recognized upon delivery.

        The Company sells most of its products and services under bundled contract arrangements, which contain multiple deliverable elements. Under these arrangements, an instrument placement is accompanied by a customer commitment to purchase minimum volumes of reagents and consumables, at a pre-determined price over the contract period, which is generally sixty months. Additionally, these arrangements include a customer commitment to purchase maintenance services which covers the first year of the contract term. Additional years of service may be purchased separately. Revenues under these bundled arrangements are allocated among the contract's constituent elements (principally reagents, consumables and service) based upon the estimated fair value of each element as determined by reference to verifiable objective evidence. The Company's principal point of reference in making this determination is the amount of revenue realized when products and services are sold in stand-alone transactions. Reagent and consumables revenue is recognized over the term of the contract as they are purchased by, and delivered to, the customer.

        Some customer contracts result in equipment being placed with end customers at no charge in exchange for contractual commitments under which the Company agrees to sell reagents and consumables to the customer and provide maintenance services on the equipment, typically over a five year term. In these situations, title does not pass to the customer and no revenue on equipment placement is recognized. Rather, the cost of this equipment is carried on the Company's balance sheet and amortized to cost of sales over the useful life of the equipment, which is generally five years. During the contract term, the Company recognizes revenue for the reagents, consumables, and services provided as they are purchased by, and delivered to, the customer.

        Revenue under service contracts, which are generally for one year or less, is deferred and recognized ratably over the term of the contract.

        Revenues for products that are subject to a distribution agreement in the United States are recognized upon delivery.

        The Company does not accept product returns.

        Effective January 1, 2000, the Company changed its revenue recognition policy to conform to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and accordingly, recorded a $6.8 million charge in the accompanying financial statements representing the cumulative effect of the change in accounting principle.

        In consideration of the issuance of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs," beginning in the third quarter of 2000, the Company reported amounts billed to customers for shipping and handling costs as a component of net revenue. These amounts were previously reported as a reduction of operating expense. A reclassification of prior period balances has been made to conform to the current year presentation. Accordingly, $11.0 million of freight billings were reclassified from operating expense to net revenue in the year ended December 31, 2000. Gross shipping, handling and other warehousing costs of $18.0 million, $50.8 million, $68.3 million and $65.3 million in the periods ended December 31, 2002 and October 1, 2002, and the years ended December 31, 2001, and 2000, respectively, are reported as operating expenses.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. Cash equivalents include nil and $13.3 million invested in short-term money market investments at December 31, 2002 and 2001, respectively.

Restricted Cash

        Restricted cash of $7.9 million and $4.4 million at December 31, 2002 and 2001, respectively, primarily represents compensating balances and a portion of the proceeds from the sale of trade receivables in Europe that is temporarily unavailable for use by the Company. Amounts related to the sale of trade receivables are recorded as restricted since the sale was not finalized as of year-end.

Accounts Receivable

        Accounts receivable are net of bad debt reserves of $3.1 million and $16.7 million at December 31, 2002 and 2001, respectively. Accounts receivable are unsecured. The Company factors certain trade receivables at face value to third-party financial institutions. These transactions are recorded as asset sales when control has been surrendered. In certain instances, the Company pays interest to the financial institutions at variable rates until amounts sold are collected.

Research and Development Expenses

        Expenditures by the Company for research and development are expensed as incurred.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead costs. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	3 to 10 years
Equipment placed with customers	5 years
Capitalized software	3 to 5 years

        Leasehold improvements are capitalized and amortized over their estimated useful lives or over the terms of the related leases, if shorter.

Goodwill

        Goodwill of the Successor Company represents the reorganization intangible recognized in fresh-start reporting, and has an indefinite life. Goodwill of the Predecessor Company represents the excess cost over the fair value of net assets acquired in connection with various acquisitions made by the Company. Negative goodwill was recorded by the Predecessor Company in association with certain acquisitions. Unamortized negative goodwill balances of $20.0 million at December 31, 2001, are included in other long-term liabilities, and represent the amounts that the fair value of net assets acquired exceeded the respective total purchase price, as adjusted by the pro rata write-off of certain non-current assets. As further discussed below, unamortized negative goodwill was written-off on January 1, 2002, in connection with the adoption of a new accounting pronouncement.

        The carrying value of goodwill and other long-lived assets is reviewed for impairment annually or when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. This review compares projected future undiscounted cash flows before interest to the carrying value of the asset.

        Goodwill at December 31, 2001 aggregated $110.0 million, net of $32.5 million of accumulated amortization. Negative goodwill aggregated $20.0 million at December 31, 2001, net of $5.5 million of accumulated amortization. At and prior to December 31, 2001, goodwill and negative goodwill are included in "All Other" in our segment information in Note 17. As discussed below, as of January 1, 2002, goodwill was no longer subject to amortization. During and prior to 2001, goodwill and negative goodwill were being amortized using the straight-line method over 25 years.

        Goodwill at December 31, 2002 aggregated $543.0 million. The amount of goodwill allocated to each segment at December 31, 2002 was $271.5 million for Global Operations, $135.8 for Global Customer Management-North America, and $135.7 million for Global Customer Management-International.

Identifiable Intangible Assets

        Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years), except for trade names and trademarks, which are not subject to amortization since they have an indefinite life. The Predecessor Company's identifiable intangible assets include the following at December 31, 2001 (in millions):

	Gross Amount	Accumulated Amortization	Net Amount
Patents and trademarks	$34.1	$(18.6)	$15.5
Internally developed software	38.3	(17.0)	21.3
Other	49.7	(40.0)	9.7

Total identifiable intangible assets	$122.1	(75.6)	$46.5

        As a result of the reorganization and fresh-start reporting, all identifiable intangible assets are stated at their fair value. This also resulted in the recognition of new types of identifiable intangible assets, as discussed in Note 2, "Fresh-Start Reporting." The Successor Company's identifiable intangible assets include the following at December 31, 2002 (in millions):

	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	$135.0	n/a	$135.0
Customer relationships	122.4	$(3.0)	119.4
Developed technology	120.6	(4.3)	116.3
Internally developed software	31.2	(0.9)	30.3
Patents	13.7	(0.4)	13.3

	$422.9	$(8.6)	$414.3

        Amortization expense totaled $8.6 million and $11.4 million for the periods ended December 31, 2002 and October 1, 2002. The estimated amount of amortization expense for the identifiable intangible assets for each full year for 2003 through 2007 is $35.8 million.

Debt Issuance Costs

        Debt issuance costs are being amortized over the applicable terms of the associated bank credit and senior subordinated notes agreements. At December 31, 2001, debt issuance costs associated with the then existing debt agreements totaled $29.6 million, net of accumulated amortization of $23.6 million. As a result of the POR, the unamortized debt issuance costs at October 1, 2002 were written off as a component of the gain on extinguishment of debt. At December 31, 2002, debt issuance costs associated with the Company's new debt agreements totaled $14.0 million, net of accumulated amortization of $0.7 million.

Balance Sheet Restructuring Costs

        The Company has recorded all incremental professional and bank fees directly associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002 in a separate line item on the Consolidated Statement of Operations titled "Balance Sheet Restructuring Costs."

        For the period ended October 1, 2002 and year ended December 31, 2001, balance sheet restructuring costs include the following (in millions):

	Period ended October 1, 2002	Year ended December 31, 2001
Professional fees	$16.0	$17.1
Bank fees not associated with the new debt facilities	2.4	6.8
Other	2.8	—

	$21.2	$23.9

Reorganization Costs

        SOP 90-7 states, among other things, that revenues, expenses, realized gains and losses, and provisions from losses resulting from the reorganization and the restructuring of the business should be reported separately as reorganization items in the consolidated statement of operations. Accordingly, the Company has recorded all costs associated with the reorganization of the Company's balance sheet incurred after the bankruptcy filing on August 1, 2002 in a separate line item on the Consolidated Statement of Operations titled "Reorganization Costs." For the period ended October 1, 2002 this line includes professional fees of $16.4 million and the settlement cost associated with the following matter. On September 6, 2002, Baxter Healthcare Corporation ("Baxter") filed objections to the Company's POR. Baxter objected to the adequacy of the disclosure statement filed with the Bankruptcy Court and to confirmation of the POR on a number of bases. On September 17, 2002, the Company agreed to settle all matters with Baxter for $19.0 million, such claim to be treated as a general unsecured claim under the POR. For the period ended December 31, 2002, professional fees of $2.2 million were incurred.

Income Taxes

        Deferred tax assets and liabilities are recognized at current tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Additionally, the Company provides deferred tax liabilities for the eventual tax effect of repatriating unremitted earnings of certain non-U.S. subsidiaries.

Foreign Currency Translation

        The Company has determined that the local currencies of its non-U.S. operations are their functional currencies except in circumstances where a country is considered to be highly-inflationary. In these situations, the U.S. dollar is considered the functional currency. Assets and liabilities of the non-U.S. subsidiaries are translated at the year-end exchange rates. Equity accounts are translated at historical rates. Revenues and expenses are translated at average rates of exchange in effect during the year. These translations result in a cumulative translation adjustment being recorded on our consolidated balance sheet.

Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income (loss) are included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards had no effect on the net earnings or accumulated other comprehensive income (loss).

        The Company utilizes derivative financial instruments to manage its exposure to foreign currency and interest rate fluctuations. The Company does not utilize derivative financial instruments for speculative purposes. The Company is not party to leveraged derivatives. For derivatives to qualify as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the cumulative gains or losses in accumulated other comprehensive income (loss) would immediately be reclassified into earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Earnings (Loss) Per Share

        The computation of basic and diluted loss per share for the Successor Company is set forth in the following table (in millions, except for share data).

Period ended December 31, 2002
Net loss	$(48.6)
Basic and diluted weighted average outstanding common shares	39,929,479

Basic and diluted net loss per share	$(1.22)

        Due to the loss from operations, the effect of the 5.3 million of outstanding options at December 31, 2002 was not included because to do so would have been anti-dilutive.

        The Predecessor Company's computation of earnings per share was based on the "two-class" method described in SFAS No. 128, "Earnings Per Share." In computing earnings per share, (1) the current year yield on the Class L Common Stock is separately allocated to Class L shareholders (except in years the Company incurs a loss as Class L shareholders are not entitled to a return in such years) and, (2) income available to common shareholders (income less preferred stock dividends, less current year yield on Class L Common Stock) is allocated ratably between Class L Common Stock, Common Stock, and Class B Common Stock. Any Unreturned Original Cost plus Unpaid Yield are not components of the earnings per share computations.

        The computations of basic and diluted earnings (loss) per share for the Predecessor Company are set forth in the following tables (in millions, except per share data):

	Period ended October 1, 2002
		Portion attributable to
	Total	Class L Common Shares	Common Shares
Income before cumulative effect of change in accounting principle	$1,511.1
Less preferred stock dividends	1.7
Less Class L yield	4.4

	$1,505.0	$139.5	$1,365.5

Plus Class L yield		4.4

Income before cumulative effect of change in accounting principle available for common stock		$143.9	$1,365.5
Cumulative effect of change in accounting principle		1.8	18.2

Net loss available for common stock		$145.7	$1,383.7

Basic outstanding common shares		4,608,552	45,093,960
Dilutive effect of stock options		—	8,739,860

Diluted weighted average outstanding common shares		4,608,552	53,833,820

Basic income per Class L common share and Common share:
Income before cumulative effect of change in accounting principle		$31.21	$30.28
Cumulative effect of change in accounting principle		.40	.40

Net income available for common stock		$31.61	$30.68

Diluted income per Class L common share and Common share:
Loss before extraordinary item and cumulative effect of change in accounting principle		$31.21	$25.36
Cumulative effect of change in accounting principle		.40	.34

Net loss available for common stock		$31.61	$25.70

	Year ended December 31,
	2001	2000
Income (loss) before cumulative effect of change in accounting principle	$(101.7)	$(525.8)
Less preferred stock dividends	1.7	1.5

Income (loss) before cumulative effect of change in accounting principle available for common stock	$(103.4)	$(527.3)
Cumulative effect of change in accounting principle	—	(6.8)

Net loss available for common stock	$(103.4)	$(534.1)

Basic and diluted weighted average outstanding common shares	49,702,512	49,702,512

Basic and diluted loss per Class L common share and Common share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(2.08)	$(10.61)
Cumulative effect of change in accounting principle	—	(.14)

Net loss available for common stock	$(2.08)	$(10.75)

        Outstanding options at December 31, 2001 and 2000 of 8.7 million and 9.7 million, respectively, were not included because to do so would have been anti-dilutive.

Concentration of Credit Risk

        Substantially all of the Company's customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 2002 and 2001, approximately $54.0 million or 27% and $38.6 million or 25%, respectively, of the Company's non-U.S. accounts receivable were geographically concentrated in Italy. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

Stock-Based Compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value method, compensation cost for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the amount the employee must pay to acquire the stock (see Note 12, "Shareholders' Equity and Redeemable Preferred Stock").

        Stock options issued by the Successor Company are exercisable over time. Stock options issued by the Predecessor Company were typically exercisable over time ("Time Options") or upon the achievement of certain investment return levels by the Company ("Performance Options"). For Performance Options, the Predecessor Company recorded compensation expense over the lesser of 10 years (the life of the option) or the period over which it was expected the performance measures will be achieved.

        The fair value of the Successor Company stock options was estimated using the Black-Scholes option pricing model, based on the assumptions identified below. As the Predecessor Company's common stock was not publicly traded, the fair value of the Predecessor Company stock options was estimated using the Black-Scholes model as well; however, as prescribed in SFAS No. 123 for non-public entities, volatility was assumed to be zero.

	2002	2001	2000
Expected life (years):
Predecessor Company Time Options	—	—	5
Successor Company Options	7	—	—
Average interest rate:
Predecessor Company Time Options	—	—	6.3%
Successor Company Options	3.5%	—	—
Dividend yield:
Predecessor Company Time Options	—	—	0.0%
Successor Company Options	0.0%	—	—
Volatility
A. Successor Company Options	30.0%	—	—

        The Company accounts for all of its stock option plans under the recognition and measurement principles of APB No. 25. Accordingly, no compensation expense is reflected in net loss for the Successor Company, as all options granted by it had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. For the Predecessor Company, the fair value at the grant date of the Time Options granted during 2000 was $6.9 million. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

			Year ended December 31,
		Period ended October 1, 2002
	Period ended December 31, 2002
			2001	2000
Net income (loss) as reported	$(48.6)	$1,531.1	$(101.7)	$(532.6)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	11.3	1.8	3.8	5.6

Pro forma net income (loss)	$(59.9)	$1,529.3	$(105.5)	$(538.2)

Successor Company loss per share:
Basic and diluted as reported	$(1.22)
Basic and diluted pro forma	$(1.50)
Predecessor Company earnings (loss) per share:
Basic earnings (loss) per Class L common share as reported		$31.62	$(2.08)	$(10.75)
Basic earnings (loss) per Class L common share pro forma		31.58	(2.16)	(10.86)
Basic earnings (loss) per Common share as reported		30.68	$(2.08)	$(10.75)
Basic earnings (loss) per Common share pro forma		30.65	(2.16)	(10.86)
Diluted earnings (loss) per Class L common share as reported		$31.62	$(2.08)	$(10.75)
Diluted earnings (loss) per Class L common share pro forma		31.58	(2.16)	(10.86)
Diluted earnings (loss) per Common share as reported		25.70	$(2.08)	$(10.75)
Diluted earnings (loss) per Common share pro forma		25.67	(2.16)	(10.86)

        The fair value at the date of grant of the Time Options granted during 2000 was $6.9 million.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 141 also requires that the amount that the fair value of net assets exceeds the cost of the acquired entity, after the pro rata reduction of certain acquired assets ("negative goodwill") be recognized as a change in accounting principle upon adoption. As such, unamortized negative goodwill at December 31, 2001 aggregating $20.0 million was recognized as the cumulative effect of a change in accounting principle on January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather, be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. The table below depicts what the Predecessor Company's loss before cumulative effect of change in accounting principle and net loss would have been for the years ended

December 31, 2001 and 2000, had goodwill not been amortized during those periods (in millions, except per share amounts).

	2001	2000
Loss before cumulative effect of change in accounting principle
As reported	$(101.7)	$(525.8)
Reduction in goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects	4.0	5.0

Adjusted	$(97.7)	$(520.8)

Net Loss
As reported	$(101.7)	$(532.6)
Reduction in goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects	4.0	5.0

Adjusted	$(97.7)	$(527.6)

	2001	2000
Basic and diluted loss per Class L common and common share before cumulative effect of change in accounting principle
As reported	$(2.08)	$(10.61)
Reduction in goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects	0.08	0.10
Adjusted	$(2.00)	$(10.51)

Basic and diluted net loss per Class L common and common share
As reported	$(2.08)	$(10.75)
Reduction in goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects	0.08	0.10

Adjusted	$(2.00)	$(10.65)

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 was adopted by the Company on October 2, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's current financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminate the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's 2002 financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." SFAS No.145 provides for changes in the classification of gains or losses on the extinguishment of debt and addresses the treatment of certain sales-leaseback and lease modification transactions, among other things. SFAS No. 145 was adopted by the Company on October 2, 2002. The adoption of SFAS No. 145 resulted in the Company's classifying the gain on extinguishment of debt resulting from the POR as a reorganization item. SFAS No. 145 did not otherwise have a material impact on the Company's current financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF No. 94-3, which recognized a liability for an exit cost on the date an entity committed itself to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after October 2, 2002. The adoption of SFAS No. 146 did not impact the Company's current financial position or results of operations. However, it will impact the timing of the establishment of restructuring reserves in the future, if the Company takes such actions.

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company is in the process of analyzing the recognition and measurement provisions of FIN 45, and has not estimated the potential impact on the Company's future consolidated financial statements, as the impact will depend on the nature and amount of future transactions. The disclosure provisions, which increase the required disclosures relating to guarantees, have been adopted in these consolidated financial statements.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 defines variable interest entities (VIE) and requires that the assets, liabilities, noncontrolling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or after January 31, 2003, the guidance will be applied immediately. For VIE's created before that date, the guidance will be applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is in the process of analyzing the potential effect of this recently issued accounting pronouncement on the Company's future consolidated financial statements.

Reclassifications

        Certain reclassifications have been made to prior period balances to conform to the current year presentation.

4.    Inventories

        Inventories consist of the following (in millions):

	December 31,
	2002	2001
Raw materials	$27.9	$27.9
Work-in-process	36.2	41.4
Finished products	110.2	131.8

Total inventories	$174.3	$201.1

5.    Property, Plant and Equipment

        Property, plant and equipment consist of the following (in millions):

	December 31,
	2002	2001
Land	$24.3	$7.7
Buildings and leasehold improvements	110.4	72.3
Machinery and equipment	90.8	178.9
Equipment placed with customers	122.5	384.8
Capitalized software	38.1	96.0
Construction in progress	25.4	18.0

Total property, plant and equipment, at cost	411.5	757.7
Accumulated depreciation and amortization	(21.0)	(430.2)

Net property, plant and equipment	$390.5	$327.5

        Equipment placed with customers includes instruments provided at no charge in exchange for contractual commitments for ongoing reagent revenues. The net book value of this equipment was $109.4 million and $122.4 million at December 31, 2002 and 2001, respectively. Management believes the carrying value of this equipment is recoverable from the revenues anticipated from future reagent sales. The Company has entered into capital leases for equipment placed with customers amounting to $12.7 million (net of accumulated depreciation of $1.3 million) and $8.0 million (net of accumulated depreciation of $6.6 million) at December 31, 2002 and 2001, respectively.

        Depreciation expense totaled $21.0 million, $69.9 million, $84.0 million, and $73.6 million for the periods ended December 31, 2002 and October 1, 2002, and the years ended December 31, 2001 and 2000, respectively.

6.    Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are (in millions):

	December 31,
	2002	2001
Net loss on derivative instruments	$(4.5)	$(0.8)
Additional minimum pension liability	(8.7)	(48.8)
Foreign currency translation adjustments	6.4	(111.2)

Accumulated other comprehensive loss	$(6.8)	$(160.8)

7.    Cost Reduction Programs and U.S. Product Distribution Transition

        In June 2000, the Company reviewed its cost structure and announced a global cost reduction program having the objective of reducing the Company's overall cost structure. Virtually all of the Company's global operations are affected by this plan, including sales, manufacturing, marketing and support services. The Company eliminated a number of redundant positions under this program in 2000 and 2001, while adding staff in key areas, such as the direct distribution centers. For the years ended December 31, 2001 and 2000, $11.2 million and $19.2 million, respectively, of costs were incurred and expensed. These costs also relate to the cost reduction initiatives discussed in Note 8, but did not qualify for treatment as exit costs under EITF No. 94-3. These costs are incremental in nature and, although are related to the cost reduction initiatives in the 2000 and 2001 reserves, are associated with and/or benefit activities that are continued beyond completion of the cost reduction activity plan. These costs are primarily comprised of employee retention and notice pay benefits and employee travel, training and moving costs.

        As part of the cost reduction programs, the Company also terminated its agreement with the U.S. distributor of its Hemostasis and MicroScan product lines and accordingly began direct distribution of these products in the U.S. During 2000, the Company paid a $2.0 million transition service fee, recorded as marketing and administrative expense, to the distributor as a consequence of the Company's decision not to renew the U.S. distribution agreement.

8.    Restructuring Reserves

        In 1997, in connection with the acquisition of Behring Diagnostics from Aventis S.A., the Company allocated $74.3 million of the purchase price for a restructuring plan to consolidate manufacturing and distribution operations and to eliminate redundant sales, service and administrative functions (the "Behring Allocation Reserve"). No additional employees are expected to be terminated under the plan which established the Behring Allocation Reserve. At December 31, 2001, $8.1 million and $1.5 million of the Behring Allocation Reserve is classified in accrued liabilities and other long-term liabilities, respectively. At December 31, 2002, the remaining reserve balance of $1.9 million is classified in accrued liabilities. The activities associated with this reserve are expected to be primarily completed in the fourth quarter of 2003 when the Company is required to make a $1.5 million payment related to a facility no longer being utilized.

        In June 1999, in connection with a reorganization of the Company's management structure to reduce operating costs and plans to increase productivity primarily in the Company's U.S. and European sales and service and R&D groups, the Company recorded a $16.5 million restructuring charge (the "1999 Reserve"). A total of approximately 140 positions were identified for termination resulting from these activities. Of the 140 positions identified and accrued for in the 1999 Reserve, 41 employees were severed from 1999 to 2000. The Company abandoned its plans for further eliminations during 2000 due to unanticipated restrictions in local law. Accordingly $7.2 million was identified and credited to income in 2000. In 2001, excess severance accruals under the 1999 Reserve of $0.3 million were identified and credited to income. During 2002, cash severance payments were made and no balance remained in the reserve at October 1, 2002.

        As discussed in Note 7, "Cost Reduction Programs," in June 2000, the Company reviewed its cost structure and announced a global cost reduction program. The Company eliminated a number of redundant positions under this program in 2000 and 2001, which affected certain employees in virtually all functions throughout the Company, while adding staff in key areas, such as the direct distribution centers. The anticipated net effect of these changes was a reduction of approximately 450 positions. Of the net 450 position reductions, 242 employees were severed in 2000 and 193 employees were severed in 2001. Additionally, one domestic distribution center and various international sales offices were closed, all of which were leased. Management approved and initiated several actions contemplated by the cost reduction program and recorded a pre-tax reserve of $32.5 million as of December 31, 2000 (the "2000 Reserve"), which is included in the Restructuring Expense caption on the Statement of Operations. The charge included $29.3 million for severance and $3.2 million primarily for losses on leases. During 2001, an additional $3.3 million for severance and $6.5 million for facility and other exit costs, primarily as a result of not closing a subletting transaction contemplated in the Company's original restructuring plan, was provided. Separately, also during 2001, excess severance accruals of $4.9 million were identified and credited to income. This was primarily due to a higher than expected number of employees either voluntarily terminating prior to being eligible for severance payments or electing to transfer to other Company locations. The balance in this reserve at December 31, 2001 was $10.9 million. A credit to income of $5.9 million during the period ended October 1, 2002 was primarily due to negotiations that resulted in a reduction of the estimated loss on leases as well as the reversal of excess severance accruals due to higher than expected number of employees either voluntarily terminating prior to being eligible for severance payments or electing to transfer to other Company locations. The majority of actions contemplated in this reserve were completed during 2002.

        In November 2001, management approved additional cost reduction programs with the stated objective of further reducing the Company's cost structure. This cost reduction program is an extension of the cost reduction program approved in 2000 and impacted many functions throughout the Company. The Company eliminated 73 positions in 2001. Additionally, the Company consolidated certain facilities which resulted in incurring losses on leases at two domestic offices. Pursuant to these programs described above, management has approved a pre-tax reserve of $7.2 million (the "2001 Reserve"), which is included in the Restructuring Expense caption on the Statement of Operations. This charge included $4.3 million for severance and $2.9 million primarily for losses on leases. The majority of actions contemplated by these actions were completed during 2002. During 2002, due to the continuation of restructuring activities initiated in November 2001, 70 additional positions were eliminated across numerous functions of the Company at international locations. This resulted in an additional charge of $2.9 million.

        The following table summarizes the Company's restructuring activity for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Facility and Other Exit Costs	Severance and Relocation	Total
1997 Behring Allocation Reserve
Reserve balance, December 31, 1999	$18.5	$1.5	$20.0
Cash payments	(6.0)	(0.5)	(6.5)

Reserve balance, December 31, 2000	12.5	1.0	13.5
Cash payments	(3.8)	(0.5)	(4.3)
Charge to income	0.4	—	0.4

Reserve balance, December 31, 2001	9.1	0.5	9.6
Cash payments	(7.6)	(0.3)	(7.9)
Charge to income	—	0.3	0.3

Reserve balance, October 1, 2002	1.5	0.5	2.0
Cash payments	—	(.1)	(.1)

Reserve balance, December 31, 2002	$1.5	$0.4	$1.9

	Facility and Other Exit Costs	Severance	Total
1999 Reserve
Reserve balance, December 31, 1999	$0.4	$10.5	$10.9
Cash payments	—	(3.0)	(3.0)
Reverse to income	(0.4)	(6.8)	(7.2)

Reserve balance, December 31, 2000	—	0.7	0.7
Cash payments	—	(0.3)	(0.3)
Reverse to income	—	(0.3)	(0.3)

Reserve balance, December 31, 2001	—	0.1	0.1
Cash payments	—	(0.1)	(0.1)

Reserve balance, October 1, 2002	$—	$—	$—

	Facility and Other Exit Costs	Severance	Total
2000 Reserve
Reserve balance, December 31, 1999	$—	$—	$—
Reserve established	3.2	29.3	32.5
Cash payments	(1.1)	(6.0)	(7.1)

Reserve balance, December 31, 2000	2.1	23.3	25.4
Cash payments	(2.8)	(16.6)	(19.4)
Charge to income, net	6.5	(1.6)	4.9

Reserve balance, December 31, 2001	5.8	5.1	10.9
Cash payments	(1.3)	(2.7)	(4.0)
Credit to income	(4.2)	(1.7)	(5.9)

Reserve balance, October 1, 2002 and December 31, 2002	$0.3	$0.7	$1.0

	Facility and Other Exit Costs	Severance	Total
2001 Reserve
Reserve balance, December 31, 2000	$—	$—	$—
Reserve established	2.9	4.3	7.2
Cash payments	—	(0.9)	(0.9)

Reserve balance, December 31, 2001	2.9	3.4	6.3
Cash payments	(1.5)	(4.5)	(6.0)
Charge to income, net	(0.1)	2.9	2.8

Reserve balance, October 1, 2002	1.3	1.8	3.1
Cash payments	(0.3)	(0.6)	(0.9)

Reserve balance, December 31, 2002	$1.0	$1.2	$2.2

9.    Accrued Liabilities

        Accrued liabilities consists of the following (in millions):

	December 31,
	2002	2001
Salaries, wages, commissions, withholdings and other payroll taxes	$91.6	$74.4
Restructuring	5.1	26.9
Property, sales and use and other taxes	30.8	22.1
Deferred service contract revenue/warranty	11.1	9.5
Interest payable	10.7	51.7
Other	79.2	64.0

	$228.5	$248.6

10.    Debt

        Debt consists of the following (in millions):

	December 31,
	2002	2001
Successor Company:
Emergence Facility:
Term Loan A-1	$300.0	$—
Term Loan A-2	133.1	—
Term Loan A-3	17.3	—
11.91% Senior Subordinated Notes	315.3	—
Borrowings under lines of credit	6.1	—
Predecessor Company:
Credit Agreement:
Revolver	—	285.7
Term Loan A	—	267.1
Term Loan B	—	287.0
Term Loan C	—	287.0
11 1/8% Senior Subordinated Notes	—	350.0
Borrowings under lines of credit	—	59.1

	$771.8	$1,535.9

Predecessor Company Bank Credit Agreement

        During 1999, in connection with the recapitalization and stock redemption plan (see Note 14, "Related Party Transactions"), the Company refinanced its existing bank credit facility by entering into a new $1.25 billion Senior Bank Credit Facility (the "Credit Agreement") consisting of $875 million of term loans and $375 million of revolving credit facilities. Borrowings were collateralized by the stock of the Company's U.S. subsidiaries, all tangible and intangible U.S. assets and a portion of the stock of the Company's foreign subsidiaries. Term Loans A, B, and C differed only in their original maturities.

        Pursuant to the Third Amendment and Waiver to the Credit Agreement dated April 23, 2001, the term loans and revolving credit facilities bore interest at variable rates based on a 3.50% margin in excess of 1-month LIBOR (1.87% at December 31, 2001).

        Under the terms of the Credit Agreement, the Company was required to maintain specified levels of interest rate protection. The Company had purchased a series of interest rate collars under which the Company would pay/receive cash to/from the counterparties if certain indexed rates of interest were exceeded. The Company had one interest rate collar outstanding as of December 31, 2001.

        The Credit Agreement contained various restrictive covenants, which the Company was in violation of at December 31, 2001. In connection with the POR, debt under the Credit Agreement was retired.

Predecessor Company Senior Subordinated Notes

        Interest on the 11 1/8% senior subordinated notes due 2006 accrued from the date of issuance and was payable semi-annually on May 1 and November 1. The Company was in default of its interest payments as of December 31, 2001. The 11 1/8% senior subordinated notes contained restrictive covenants that included, among others, cross-default provisions referencing the Company's other debt agreements. Accordingly, the Company was in violation of these covenants at December 31, 2001. In connection with the POR, these notes were retired.

Successor Company Emergence Facility

        In connection with the POR (as discussed in Note 1), the Company entered into a new credit agreement on October 3, 2002 (the "Emergence Facility"), which consists of revolving and term loan facilities.

        The multicurrency senior revolving credit facility provides for borrowings up to $125 million, of which a maximum of $75 million may be denominated in Euro at the Company's discretion. The interest rates for U.S. dollar borrowings under the revolving credit facility are variable, and may be either the Base Rate as defined in the Emergence Facility plus 300 basis points or LIBOR plus 400 basis points. For Euro denominated borrowings, the interest rate is EURIBOR plus 425 basis points. The Company will pay a commitment fee of 0.5% to 0.75% on the unused portion of the revolving loan. The revolving credit facility expires on October 3, 2007. No borrowings were outstanding on the revolving credit facility at December 31, 2002.

        The term loan facility under the Emergence Facility, as amended, consists of a $300 million six-year term loan facility ("A-1"), a $133 million six-year term loan facility ("A-2"), and a €16.5 million six-year term loan facility ("A-3"). The loans made pursuant to the term loan facility are subject to scheduled annual amortization requirements to be paid quarterly. The interest rate on the U.S. dollar denominated portions of the term loan facility (A-1 and A-2) is a base rate as defined in the Emergence Facility plus 325 basis points or LIBOR plus 425 basis points, (5.69% at December 31, 2002). The Euro denominated portion of the term loan facility (A-3) bears interest at EURIBOR plus 425 basis points (7.23% at December 31, 2002). No portion of the term loan facility, once repaid, may be reborrowed.

        The Emergence Facility agreement contains various restrictive covenants, including, without limitation, financial covenants such as consolidated debt to consolidated Bank EBITDA ("EBITDA") (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges) and interest coverage ratios, capital expenditures, and trailing twelve months Bank EBITDA, reporting requirements, restrictions on other indebtedness, restrictions on liens, restrictions on asset sales and acquisitions, restrictions on payment of dividends and share repurchases and restrictions on transactions with affiliates and conduct of business. The Emergence Facility agreement also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and restrictions on a change of control of either Dade Behring Holdings, Inc. or Dade Behring Inc. Borrowings under the Emergence Facility are collateralized by the stock of the Company's U.S. subsidiaries, all tangible and intangible U.S. assets and a portion of the stock of the Company's foreign subsidiaries.

Successor Company Senior Subordinated Notes.

        In connection with the POR, DBI issued new senior subordinated notes of $315.3 million with a term of eight years and a coupon payment of 11.91%. The obligations under these senior subordinated notes are senior to all of DBI's subordinated unsecured obligations and subordinate to the Emergence Facility. Interest on the senior subordinated notes is payable on a semi-annual basis. DBI's obligations under the notes are guaranteed jointly and severally on a subordinated basis by Dade Behring Holdings, Inc. and certain of DBI's domestic subsidiaries. Subject to the restrictions in the Emergence Facility, these notes are redeemable at the Company's option in whole or in part at any time after the third anniversary of their issuance, with not less than 30 nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the notes. The redemption amount will vary depending upon the year during which the notes are redeemed. In the event that DBI raises additional equity prior to the third anniversary of the date of issuance of the notes, then, subject to the restrictions in the Emergence Facility, the Company may redeem up to 35% of the subordinated notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the senior subordinated notes DBI may make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain covenants typical to this type of financing and, without limitation, limitations on indebtedness, layering, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations, and lines of business. The subordinated notes also contain customary events of default typical to this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

DIP Facility

        After the Debtors filed for bankruptcy, DBI entered into a $95 million dollar debtor-in-possession revolving credit facility ("DIP Facility") which was not utilized during the bankruptcy filing period. When the POR became effective, the new senior revolving credit facility replaced the DIP Facility.

Other Credit Facilities

        At December 31, 2002 and 2001, the Company's non-U.S. subsidiaries had available credit lines from various financial institutions totaling $17.5 million and $74.2 million, respectively. These credit lines are principally used to provide working capital financing for local operations. Borrowings under these credit lines are collateralized by certain assets of the local operations.

        The Company had outstanding borrowings of $6.1 million and $59.1 million under these credit lines at December 31, 2002 and 2001, respectively at the prevailing local market interest rates.

Aggregate Maturities of Debt

        The scheduled aggregate maturities of debt at December 31, 2002 are as follows (in millions):

2003	$11.1
2004	21.3
2005	26.3
2006	43.8
2007	136.4
Thereafter	532.9

Total	$771.8

11.  Income Taxes

        Income (loss) before income tax expense is as follows (in millions):

			Year ended December 31,
	Period ended December 31, 2002	Period ended October 1, 2002
			2001	2000
U.S. (including Puerto Rico)	$(13.3)	$1,415.7	$(116.2)	$(158.4)
Non-U.S	(36.7)	115.5	22.9	(4.2)

Income (loss) before income tax expense	$(50.0)	$1,531.2	$(93.3)	$(162.6)

Tax Expense (Benefit)

        Income tax expense (benefit) consists of the following (in millions):

			Year ended December 31,
	Period ended December 31, 2002	Period ended October 1, 2002
			2001	2000
Current
U.S.
Federal	$—	$—	$—	$—
State and local (including Puerto Rico)	—	—	—	—
Non-U.S.	2.2	5.8	4.3	3.2

Current income tax expense	$2.2	$5.8	$4.3	$3.2

Deferred
U.S.
Federal	$7.5	$—	$(5.4)	$306.2
State and local (including Puerto Rico)	1.1	—	(0.8)	43.7
Non-U.S.	(12.2)	14.3	10.3	10.1

Deferred income tax expense (benefit)	(3.6)	14.3	4.1	360.0

Total income tax expense (benefit)	$(1.4)	$20.1	$8.4	$363.2

Tax Rates

        Differences between income taxes computed using the U.S. Federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

			Year ended December 31,
	Period ended December 31, 2002	Period ended October 1, 2002
			2001	2000
Income tax benefit at statutory rate	$(17.5)	$535.9	$(32.7)	$(56.9)
Nondeductible (non-taxable) taxable goodwill	—	(0.2)	(0.2)	(0.2)
Nondeductible items	0.6	1.9	2.1	2.4
Fresh-start adjustments	—	(553.9)	—	—
State and local taxes net of Federal benefit	(0.7)	71.1	(5.8)	(6.4)
Valuation allowances	3.8	(55.5)	48.2	421.3
Tax on unremitted earnings	8.6	—	—	—
Income from non-U.S. sources	3.7	6.1	—	—
Other	0.1	14.7	(3.2)	3.0

Income tax (benefit) expense	$(1.4)	$20.1	$8.4	$363.2

Deferred Taxes

        Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2002	2001
Deferred tax liabilities
Property, plant and equipment	$(81.1)	$(16.6)
Intangible assets	(121.7)	(3.5)
Inventory	(3.5)	(2.5)
Foreign currency translation	(8.1)	(1.8)
Tax on unremitted earnings	(10.4)	(4.1)
Other	(16.3)	(16.1)

Gross deferred tax liabilities	(241.1)	(44.6)

Deferred tax assets
Property, plant and equipment	11.3	20.1
Intangible assets	97.1	53.4
Trade receivables	7.9	8.4
Inventory	6.5	8.9
Accrued liabilities	58.7	31.3
Pensions	30.0	21.2
Net operating loss carryforwards	313.4	388.8
Other	10.9	61.2

Gross deferred tax assets	535.8	593.3
Valuation allowance	(416.6)	(550.1)

Net deferred tax assets	119.2	43.2

	$(121.9)	$(1.4)

        Prior to emergence from bankruptcy, the Predecessor Company had at September 30, 2002 and December 31, 2001 net operating loss carryforwards available in the United States for Federal income tax return purposes of $889.6 million and $865.5 million (including $77.9 million relating to entities acquired in 1997), respectively, that expire in varying amounts from 2004 through 2022. Loss carryforwards expiring in years 2004 through 2012 relate to entities acquired during 1997.

        Upon emergence from bankruptcy, the U.S. NOL carryforwards have been reduced as a result of the discharge of indebtedness. Subject to certain exceptions, a debtor generally recognizes an amount of cancellation of debt ("COD") income upon satisfaction of its outstanding indebtedness equal to the excess of (1) the adjusted issue price of the indebtedness satisfied over (2) the sum of the issue price of any new indebtedness issued, the amount of cash paid and the fair market value of any other consideration, including stock of the debtor, given in satisfaction of the indebtedness. As discussed below, there is a bankruptcy exception to the recognition of COD income which applies to the Company.

        A debtor is not required to include COD income in gross income if the debt discharge occurs in a Title 11 case. However, under the Internal Revenue Code of 1986, as amended, (the "Tax Code") the debtor must, as of the first day of the next taxable year, reduce its tax attributes (in general, first its NOL carryovers and then tax credits and capital loss carryovers and then the tax basis of its assets) by the amount of COD income excluded from gross income by this exception. As an exception to the order of tax attribute reduction described above, a taxpayer can elect to reduce its tax basis in its depreciable assets first, then its NOL carryovers and then its tax credits and capital loss carryovers.

        Since the COD income was realized in a Title 11 case, the Company is not required to include the COD income in taxable income, but is required to reduce the Company's NOL carryovers by the amount of the COD income. The Company's U.S. NOL carryover as of December 31, 2002, is $681.6 million after the amount of COD income realized as a result of the Reorganization.

        As a result of the Reorganization, the Company underwent an "ownership change" within the meaning of section 382 of the Tax Code. As a consequence, after the reorganization, the Company is subject to an annual limitation on the use of any NOL carryover and certain other tax attributes incurred prior to the ownership change. Any unused section 382 limitation in a given year may be carried forward, thereby increasing the section 382 limitation in the subsequent taxable year.

        In addition to the U.S. NOL carryforwards, the Predecessor Company has net operating loss carryforwards available in countries outside the United States of $114.9 million at December 31, 2001 with various expiration dates. The Successor Company has net operating loss carryforwards available in countries outside the United States of $129.0 million at December 31, 2002 with various expiration dates.

        The realization of the deferred tax assets requires substantial worldwide taxable income in future years. In assessing the realizability of the deferred tax assets at December 31, 2002 and December 31, 2001, management considered all currently available data, the Company's historical taxable earnings (and losses) by jurisdiction, current financial condition, forecast for future taxable earnings (and losses) by jurisdiction and other relevant factors. Management concluded more likely than not that substantially all of the deferred tax assets are not recoverable principally because of the Company's recent history of taxable losses.

        As of December 31, 2002 and December 31, 2001, the total valuation allowance is $416.6 million and $550.1 million, respectively (including net operating loss carryforwards). Management believes the recoverability of the U.S. net deferred assets and a portion of the non-U.S. net deferred tax assets is uncertain due to the forecast of insufficient future taxable earnings to recover such tax benefits as well as certain statutory carryforward limitations.

        Deferred U.S. Federal income taxes and non-U.S. withholding taxes have been provided by the Successor Company on the undistributed earnings accumulated through 2002 of certain subsidiaries deemed available for dividend repatriations, principally Switzerland, the U.K. and Mexico. In all other foreign jurisdictions with accumulated earnings, no provision has been made for non-U.S. withholding taxes or U.S. federal or state income taxes. The undistributed earnings on which the tax has not been provided by the Successor Company are not significant.

        The Predecessor Company previously provided U.S. federal income taxes and non-U.S. withholding taxes on the undistributed earnings accumulated through 1998 of certain subsidiaries deemed available for dividend repatriation. In all other foreign jurisdictions with 1998 accumulated earnings, such earnings were considered to be permanently reinvested locally or used to pay down local debt.

12.  Shareholders' Equity and Redeemable Preferred Stock

Successor Company Shareholders' Equity

        With the effectiveness of the POR, the capitalization of the Company consists of one class of common stock. Under the terms of the POR, 39,929,479 shares were issued at October 3, 2002, and remain outstanding at December 31, 2002.

        In conjunction with the Company's reorganization, the articles of incorporation were amended. This amendment included the authorization of 50,000 shares of Series A Junior Participating Preferred Stock ("Preferred Stock"). No Preferred Stock shares have been issued. Additionally, as of October 3,

2002, the Company granted one share purchase right ("Right") for each share of new common stock, which are described in the Rights Agreement.

        The Rights Agreement provides that each Right holder may purchase 1/1000 of a share of Preferred Stock for a price generally at a discount to the prevailing market price upon the occurrence of certain events ("triggering events"). Primarily, if any person notifies the Company of or announces publicly an intent to acquire or acquires (with the view of controlling the Company) 15% or more of the common shares of the Company, the right to purchase the Preferred Stock is triggered. In the event of any merger, consolidation or other transaction in which shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. Each share of Preferred Stock will have 1,000 votes. Preferred Stock holders are also entitled to preferential dividend payments and preferential treatment in the event of liquidation, dissolution, or winding up of the Company.

Successor Company Stock Option Plans

        The 2002 Management Stock Option Plan and 2002 Chief Executive Officer Equity Plan provide for the issuance of up to 7,058,824 stock options. On October 3, 2002, 5,094,300 stock options were granted under these plans. Additional grants of 22,600 stock options were made during the remainder of 2002. The terms for options under both plans are substantially the same and are set forth below. Forty percent of such stock options vested 90 days following the grant date of the Plan of Reorganization, with an additional 20% vesting and exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control as defined in the option plans, the options can be converted, cashed-out or otherwise dealt with in accordance with the option plans. The strike price for the options was $14.72, the reorganization value of the common stock. Approximately 1,900,000 additional stock options will likely be granted on October 3, 2003. Forty percent of these awards will be vested and exercisable on the grant date, with an additional 20% vesting and becoming exercisable at the end of each of the first, second and third anniversaries of the grant date. The strike price for these options will be the lower of 90% of the market value of the common stock at the grant date or $18.40. This will result in the recognition of compensation expense at the grant date. The amount of expense will be dependent on the market price of the stock at that time. All option awards to be issued to executive officers are determined by the Board of Directors and option awards to be issued to all other participants shall be determined by the Chief Executive Officer in his sole discretion. Accelerated vesting shall occur upon a change of control (as defined in the 2002 Management Stock Option Plan or 2002 Chief Executive Officer Equity Plan, as applicable) or termination without cause. In addition under the 2002 Chief Executive Officer Plan, some acceleration of vesting occurs if the Chief Executive Officer's employment is terminated for Good Reason, as defined in the plan, or due to death or disability.

        As of October 24, 2002, options for 25,000 shares of the Company's common stock were granted to each of the Company's six non-employee directors under the 2002 Director Stock Option Plan. The option exercise price is $14.72. The exercise price was greater than the market value of the stock on the grant date, thus no compensation expense was recognized. The options vest and become exercisable in three equal installments on the first, second and third anniversaries of October 3, 2002. Vested and exercisable options expire on the earlier of (1) October 24, 2012, (2) the six month anniversary of a director's termination date, if such termination was the result of death or disability, or (3) the 90th day following a director's termination date, if such termination was the result of anything other than death or disability.

        Options outstanding at December 31, 2002 and related weighted average price and life information is as follows:

	Options Outstanding			Exercisable Options
Grant Date	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
October 2002	5,258,300	10	$14.72	—	—
December 2002	8,600	10	$14.72	—	—

Successor Company Stock Award Plans

        Up to 470,588 shares of common stock were reserved for issuance as stock awards to the Chief Executive Officer and an executive team comprised of individuals designated by the Chief Executive Officer under the 2002 Chief Executive Officer Equity Plan and 2002 Management Stock Award Plan. Upon voluntary termination of employment or termination for cause by or of a participant, any portion of the shares reserved but not issued to such participant shall no longer be reserved or subject to award pursuant to this plan. All stock awards to be issued to executive officers are determined by the Board of Directors and option awards to be issued to all other participants will be determined by the Chief Executive Officer in his sole discretion. Stock awards will fully vest upon grant without any restrictions. On October 3, 2002, 400,000 shares were issued. Accordingly, approximately $5.9 million of compensation expense was recorded. The remaining 70,588 shares reserved for stock awards are reserved as authorized but unissued at December 31, 2002. These shares will be awarded and issued upon the satisfaction of certain conditions and compensation expense will be recorded at that time.

Predecessor Company Shareholders' Equity

        Prior to the POR becoming effective, the capitalization of the Company consisted of Class L Common Stock and Series B Class L Common Stock ("Class L Common Stock", collectively), Common Stock and Class B Common Stock. As a result of the POR, all these classes of stock were cancelled.

        There were no differences in the rights, preferences or yield for the issuances of Class L Common Stock and Series B Class L Common Stock. The Class L Common Stock was non-voting whereas the Common Stock had one vote per share and the Class B Common Stock had five votes per share.

        Distribution priorities existed with respect to the Class L Common Stock and were based on Yield (defined as 12% of Unreturned Original Cost plus Unpaid Yield for Class L Common Stock) and Unreturned Original Cost (defined as Original Cost less distributions made in excess of Yield for Class L Common Stock). Dividends were first distributed to holders of Class L Common Stock to satisfy any Unreturned Original Cost plus Unpaid Yield, with any remaining distribution allocated ratably to all holders of Class L Common Stock, Class B Common Stock and Common Stock. The cumulative unpaid Yield for Class L Common Stock was $31.8 million at December 31, 2001. No dividends have been declared by the Company on any common shares at October 1, 2002 or December 31, 2001.

Predecessor Company Redeemable Preferred Stock

        The Company's Redeemable Preferred Stock consisted of 100,000 authorized shares of $.01 par value stock without voting rights. In connection with the POR, this stock was cancelled.

        Dividends on each share accrued on a daily basis at the annual rate of 10% of the sum of $1,000 (the "Liquidation Value") plus all accumulated and unpaid dividends thereon. Payment of Preferred Stock dividends took precedence over payment of dividends on the Company's Class L Common Stock, Class B Common Stock or Common Stock. The dividends had not been paid in cash as of December 20, 1999. Accordingly, as provided in the Company's Second Amended and Restated Certificate of Incorporation, the dividend rate increased to 12% per annum until such dividends were paid in cash. Under the terms of a previous credit agreement, however, all dividends on the Company's Preferred Stock were required to be paid through the issuance of additional shares of Preferred Stock rather than in cash. At October 1, 2002 and December 31, 2001, no Preferred Stock dividends had been declared by the Company.

        Shares of Preferred Stock were mandatorily redeemable by the Company on December 20, 2005 at the Liquidation Value plus all accumulated and unpaid dividends thereon, subject to certain limitations as specified in the Company's Second Amended and Restated Certificate of Incorporation and debt agreements. Additionally, in the event that Bain Capital's ownership became less than 50 percent of the Company's equity securities held by Bain Capital at December 20, 1994, which had not occurred prior to the cancellation of the preferred stock pursuant to the POR, the holders of a majority of the Preferred Stock were able to request mandatory redemption of the Preferred Stock (at the Liquidation Value plus all accumulated and unpaid dividends thereon), subject to certain limitations as described above. Given the Preferred Stock was mandatorily redeemable, it was considered temporary equity of the Company and was classified outside of Shareholders' Equity in the Company's consolidated balance sheet. Cumulative dividends were charged to retained earnings.

        Activity related to the Redeemable Preferred Stock was as follows (in millions):

Recorded value of Redeemable Preferred Stock at December 31, 1999	$15.4
Accumulated dividends for the year ended December 31, 2000	1.6

Recorded value of Redeemable Preferred Stock at December 31, 2000	17.0
Accumulated dividends for the year ended December 31, 2001	1.7

Recorded value of Redeemable Preferred Stock at December 31, 2001	18.7
Accumulated dividends for the period ended October 1, 2002	1.7

Recorded value of Redeemable Preferred Stock at October 1, 2002	$20.4

        In connection with the June 1999 recapitalization of the Company (see Note 14, "Related Party Transactions"), the Company issued 4,688 Shares of Preferred Stock in lieu of making a cash dividend. The issuance was in satisfaction of accumulated and unpaid dividends as of the recapitalization date. As of December 31, 2001, accumulated undeclared and unpaid dividends aggregated $3.7 million.

        Effective December 20, 1999, the Preferred Stock shares became exchangeable, at the Company's option, in whole or in part, for subordinated promissory notes (10% coupon) of the Company of an aggregate principal amount equal to the Liquidation Value of the shares exchanged plus all accumulated and unpaid Preferred Stock dividends.

Predecessor Company Stock Purchase and Option Plans

        The Company had various stock purchase and option plans (the "Plans") principally for the benefit of the Company's employees. The Plans provided for the sale of 214,376 shares of Class L Common Stock and the sale or granting of options to purchase 11,293,608 shares of Common Stock. The stock options were exercisable either over time ("Time Options") or upon the achievement of certain investment return levels by the Company ("Performance Options"). All Time and Performance Options were cancelled under the POR. For purposes of the disclosures herein, all Predecessor Company options were deemed cancelled at October 1, 2002.

        During 2000, certain option grants were made with exercise prices below fair market values of the associated common stock on the dates of the grants, based on independent valuations. Time Options generally vested ratably over a five-year period and have a ten-year term. Performance Options became exercisable at $1.75 or $4.00 per share either within ten years of grant or earlier if investment returns (as defined) of three times or five times, respectively, the total investment (as defined) of the original investors of the Company were achieved. Predecessor stock option activity during 2002, 2001 and 2000 was as follows:

	2002	2001	2000
Outstanding at January 1	8,732,020	9,726,068	7,790,356
Time Options
Granted	—	—	3,230,000
Exercised	—	—	(8,000)
Cancelled/Repurchased	(7,663,196)	(983,960)	(1,271,000)
Performance Options
Granted	—	—	—
Exercised	—	—	(4,000)
Cancelled/Repurchased	(1,068,824)	(10,088)	(11,288)

Outstanding at October 1, 2002 and December 31, 2001 and 2000	—	8,732,020	9,726,068

Exercisable at October 1, 2002 and December 31, 2001 and 2000	—	4,912,756	3,802,676
Available for grant at October 1, 2002 and December 31, 2001 and 2000	—	3,237,312	2,243,264

        Weighted average option exercise price information for Predecessor Company stock options for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Time Options
Outstanding at January 1	$7.44	$7.46	$9.27
Granted	$—	$—	$5.67
Exercised	$—	$—	$0.13
Cancelled	$7.44	$7.62	$12.46
Outstanding at October 1, 2002 and December 31, 2001 and 2000	$—	$7.44	$7.46
Exercisable at October 1, 2002 and December 31, 2001 and 2000	$—	$6.54	$5.62
	2002	2001	2000
Performance Options
Outstanding at January 1	$2.88	$2.88	$2.88
Granted	$—	$—	$—
Exercised	$—	$—	$2.88
Cancelled	$2.88	$2.88	$2.88
Outstanding at October 1, 2002 and December 31, 2001 and 2000	$—	$2.88	$2.88
Exercisable at October 1, 2002 and December 31, 2001 and 2000	$—	$2.88	$2.88

13.    Financial Instruments

Interest Rate Derivatives

        The Company is subject to interest rate risk on its long-term variable interest rate debt. The Company enters into debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs. To manage a portion of the exposure to interest rate increases on outstanding debt, the Company has entered into zero-cost collar agreements and interest rate swap agreements. These instruments have been designated as cash-flow hedges under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income/loss until earnings are affected by the cash flows being hedged. The fair value of the interest rate derivative agreements is the estimated amount that the Company would pay or receive to terminate the agreements, assuming prevailing interest rates.

        In the fourth quarter of 2002, the Company entered into a series of interest rate swap agreements of various maturities through December 31, 2007 in order to hedge interest risk on the Emergence Facility. The variable interest rate on $375.0 million of the term debt was hedged using interest rate swap agreements. This resulted in an average effective rate of 6.91% at December 31, 2002. At December 31, 2002, the fair value of outstanding swap agreements was a liability of $4.5 million.

        As required by the Predecessor Company Credit Agreement, the Company had entered into interest rate collars. In a zero-cost collar agreement, an interest rate cap is purchased while an interest rate floor is simultaneously sold for an equal and offsetting premium amount to manage interest rate exposures. Cash payments were received from the counterparty if an indexed rate exceeded the cap and, conversely, the counterparty made payments if the indexed rate fell below the floor. At December 31, 2001, the Company held one interest rate collar which was terminated when the underlying debt being hedged was repaid on October 3, 2002. This resulted in a payment of approximately $2.0 million, which is included in interest expense for the period ended October 1, 2002.

        No material amounts were recorded during 2001 or 2002 relating to hedge ineffectiveness for any of these instruments in the consolidated financial statements.

Foreign Currency Derivatives

        The Company operates globally with various manufacturing and distribution facilities and material sourcing locations around the world. As such, the Company is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. The Company is also subject to foreign currency risk on certain short-term intercompany borrowing arrangements denominated in foreign currencies. The intercompany borrowing arrangements support the underlying working capital needs of the non-U.S. subsidiaries. The gains and losses resulting from the periodic revaluation of these borrowings are a component of other income/expense.

        The Company enters into foreign currency forward contracts to manage exposure to exchange rate fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. At December 31, 2002, the Company had foreign currency forward contracts with an aggregated notional amount of $81.1 million, and their fair value was a liability of $2.6 million, which is included in other accrued liabilities. At December 31, 2001, the Company had no such contracts outstanding. Gains and losses on these contracts resulting from revaluations are recorded to foreign exchange gain (loss) and offset the gains and losses on the hedged items in current earnings.

        To manage the foreign currency risk on sales outside of the United States, in 2002, the Company purchased out of the money average rate put options for the Euro and Japanese yen with characteristics similar to those of the underlying exposure to manage this foreign currency exposure. The intrinsic value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. The time value of the average rate put options deemed to be ineffective is recorded in other income/loss. During 2002, the Company recognized foreign exchange losses relating to hedge ineffectiveness for these instruments of approximately $1.2 million. The fair value of the average rate put options is the estimated amount that the Company would pay or receive to terminate the agreements, assuming current foreign exchange rates. At December 31, 2002, the Company held average rate put options with aggregated notional amounts of approximately $100.0 million, and fair values aggregating an $0.8 million asset.

Amounts Recognized in Accumulated Other Comprehensive Income

        The following table summarizes gains (losses) recognized in accumulated other comprehensive income (loss) related to all of the Company's cash flow hedges without considering tax effects.

Balance as of January 1, 2001	$—
Change in fair value	3.4
Derivative losses transferred to earnings	(2.1)

Balance as of December 31, 2001	1.3
Change in fair value	0.7
Derivative losses transferred to earnings	(2.0)

Balance as of October 1, 2002	—
Change in fair value	(4.5)

Balance as of December 31, 2002	$(4.5)

Fair Value of Other Financial Instruments

        The carrying values of cash equivalents and other current assets, and liabilities approximate fair value at December 31, 2002 and 2001, because of the short maturity of these instruments.

        The fair value of the bank debt with carrying value of $450.4 million and $1,126.8 million at December 31, 2002 and 2001, respectively, is approximately $450.4 million and $1,076.1 million at December 31, 2002 and 2001, respectively, based on the trading value amongst financial institutions at that date. The fair value of the $315.3 million of 11.91% senior subordinated notes is $335.0 million on December 31, 2002, based on the trading value at that date. The fair value of the $350.0 million of 11 1/8% senior subordinated notes is $147.0 million at December 31, 2001, based on the trading value at that date.

14.    Related Party Transactions

        In 1995, the Company, through DBI, entered into five-year Management Services Agreements with certain shareholders of the Company. Pursuant to these agreements, the Company was to pay these shareholders, subject to compliance with the terms of the indenture governing the 11 1/8% Senior Subordinated Notes, an aggregate annual fee of up to $3.0 million, plus out-of-pocket expenses in return for management consulting in the areas of corporate finance; corporate strategy; investment analysis; market research and business development; advisory services and support; negotiation; analysis of financial alternatives, acquisitions and dispositions; and other services. Included in marketing and administrative expense for 2000 are advisory fees and expenses paid to these shareholders totaling $3.0 million. Also in 2000, strategic consulting fees of $5.1 million were paid to an affiliate of one of these shareholders.

        The Company secured the main components of its insurance program, most notably general and excess liability and property coverage, from a shareholder through July 1, 2002. This shareholder also subleases office space to one of the Company's sites pursuant to a sublease dated October 1, 1997. Related party rent expense related to this sublease totaled $1.6 million $2.1 million and $3.6 million for the period ended October 1, 2002 and the years ended December 31, 2001 and 2000, respectively.

15.  Retirement Programs

Pension Plans

        The Company maintains non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico ("U.S. Plans") and a combination of contributory and non-contributory plans in certain non-U.S. locations ("Non-U.S. Plans"). The U.S. Plans' benefits are based on a cash balance formula. The Company's funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

        At December 31, 2002 and December 31, 2001, plan assets primarily consist of stocks, bonds and contracts with insurance companies.

	2002		2001
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation at beginning of year	$152.5	$39.7	$133.2	$44.4
Service cost	9.3	2.5	8.7	2.6
Interest cost	10.9	2.1	10.3	1.9
Plan participants' contributions		0.4	—	0.2
Actuarial (gain) loss	9.7	0.1	12.6	0.7
Benefits paid	(8.4)	(1.0)	(12.3)	(2.6)
Effect of settlement		—	—	(4.7)
Foreign currency changes		7.0	—	(2.8)

Benefit obligation at end of year	$174.0	$50.8	$152.5	$39.7

Change in plan assets:
Fair value of plan assets at beginning of year	$112.2	$7.4	$130.1	$16.8
Actual return on plan assets	(9.8)	(1.5)	(17.0)	(0.5)
Employer contribution	19.4	0.7	11.4	0.9
Plan participants' contributions		0.4	—	0.2
Benefits paid	(8.4)	(0.6)	(12.3)	(2.2)
Effect of settlement		—	—	(6.6)
Foreign currency changes		1.1	—	(1.2)

Fair value of plan assets at end of year	$113.4	$7.5	$112.2	$7.4

Funded status at end of year:
Funded status	$(60.5)	$(43.3)	$(40.3)	$(32.3)
Unrecognized net actuarial (gain) loss	12.8	—	53.5	5.2
Unrecognized prior service cost	—	(0.3)	(4.0)	0.2
Foreign currency changes	—	—	—	—

Net amount recognized—(accrued) prepaid at end of year	$(47.7)	$(43.6)	$9.2	$(26.9)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(56.4)	$(43.6)	$(37.3)	$(29.6)
Intangible asset	—	—	0.2	0.2
Accumulated other comprehensive loss	8.7	—	46.3	2.5

Net amount recognized—(accrued) prepaid at end of year	$(47.7)	$(43.6)	$9.2	$(26.9)

	December 31, 2002		October 1, 2002		December 31, 2001		December 31, 2000
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions as of period end:
Discount rate	6.75%	2.0-5.75%	6.75%	2.5-5.75%	7.25%	3.0-6.0%	8.0%	3.0-6.5%
Expected return on plan assets	9.0%	2.5-4.0%	9.0%	4.0-5.5%	9.5%	5.0-5.5%	9.5%	5.5-6.0%
Rate of compensation increase	4.5%	2.0-3.0%	4.5%	2.0-3.0%	4.5%	2.5-3.0%	4.5%	2.5-3.0%
Components of net periodic benefit cost for the period ended:
Service cost	$2.1	$0.6	$7.1	$1.9	$8.7	$2.6	$9.3	$3.0
Interest cost	2.9	0.6	8.0	1.5	10.3	1.9	8.3	2.1
Expected return on plan assets	(2.4)	(0.1)	(7.6)	(0.3)	(12.0)	(0.8)	(11.6)	(0.8)
Amortization of prior service cost	—	—	(0.7)	—	(1.0)	—	(1.0)	—
Recognized net actuarial loss	—	—	2.9	0.1	—	—	—	0.1

SFAS 87 cost	$2.6	$1.1	$9.7	$3.2	$6.0	$3.7	$5.0	$4.4

        The aggregate accumulated benefit obligation and fair value of plan assets for the plans with obligations in excess of the plan assets were $209.2 million and $120.9 million, respectively, at December 31, 2002. At December 31, 2001 the aggregate accumulated benefit obligation and fair value of plan assets for the plans with obligations in excess of the plan assets were $185.3 million and $116.4 million, respectively.

Savings Plan

        Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 15% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matches the participants' contributions, up to 2% of compensation. Matching contributions made by the Company were $0.7 million, $2.7 million, $3.0 million and $3.4 million for the periods ended December 31, 2002 and October 1, 2002 and the years ended December 31, 2001, 2000 and 1999, respectively.

16.  Commitments and Contingencies

Legal Proceedings

        The Company is a party in a number of legal proceedings. Based on the advice of legal counsel, management believes it is remote that any potential liability relative to the various legal proceedings pending against the Company will have a material adverse effect on the Company's conduct of its business, its results of operations, its financial position or its liquidity.

Indemnifications

        As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that limits the exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2002.

Letters of Credit

        As of December 31, 2002, the Company has letters of credit outstanding of approximately $3.8 million.

Lease Obligations

        The Company leases certain facilities and equipment under operating leases expiring at various dates. Many of these operating leases contain renewal options. The Company also has entered into capital lease obligations. The long-term portion is a component of other liabilities on the accompanying balance sheet. Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2002 are as follows (in millions):

	Operating Leases	Capital Leases
2003	$25.1	$5.0
2004	20.7	4.5
2005	16.5	3.3
2006	12.5	2.3
2007	12.5	.8
Thereafter	22.1	—

Total Lease Payments	$109.4	$15.9

Less: amounts representing interest		(1.2)

Present value of minimum capital lease payments		14.7
Current portion		(4.4)

Long-term capital lease obligations		$10.3

        Total expense for all operating leases was $8.4 million, $18.9 million, $28.7 million, and $37.3 million for the periods ended December 31, 2002 and October 1, 2002 and for the years ended December 31, 2001, and 2000, respectively.

17.  Business Segment and Geographic Information

        The Company derives substantially all its revenues from manufacturing and marketing IVD products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management ("GCM")-North America, GCM-International, and Global Operations. GCM-North America and GCM-International are the Company's sales and service organizations. For the Company's reporting purposes, North America includes the United States and Canada. The United States comprises over ninety percent of the North America segment's results. International includes sales and service results from all other countries. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues.

        During 2001, the Company underwent a reorganization which resulted in the functional structure described above. Accordingly, the reporting segments changed at that time. All periods presented below conform with the current organizational structure. Earnings before interest and income taxes ("EBIT") is a primary profitability measure used to evaluate the segments. Financial information by segment for the periods ended December 31, 2002 and October 1, 2002 and for the years ended December 31, 2001 and 2000 is summarized as follows (in millions):

	GCM- North America	GCM-International	Global Operations	All Other(1)	Total
December 31, 2002 and the period then ended
Revenue from external customers:
Core Chemistry	$123.9	$90.3	$—	$—	$214.2
Hemostasis	24.2	29.8	—	—	54.0
Microbiology	23.6	16.1	—	—	39.7
Infectious Disease	0.2	17.8	—	—	18.0
Mature Products	8.1	11.7	1.4	—	21.2

Total	$180.0	$165.7	$1.4	—	$347.1

Depreciation and amortization	4.6	13.1	10.3	2.3	30.3
Segment EBIT	32.5	27.3	(60.7)	(30.5)	(31.4)
Segment assets	336.7	763.9	1,089.2	(271.0)	1,918.8
Expenditures for segment assets	3.1	15.1	13.3	4.6	36.1
Period ended October 1, 2002
Revenue from external customers:
Core Chemistry	$338.3	$241.4	$—	$—	$579.7
Hemostasis	64.8	84.1	—	—	148.9
Microbiology	59.8	38.8	—	—	98.6
Infectious Disease	0.8	50.8	—	—	51.6
Mature Products	22.1	29.5	4.0	—	55.6

Total	$485.8	$444.6	$4.0	$—	$934.4

Depreciation and amortization	8.5	41.1	24.6	12.3	86.5
Segment EBIT	154.2	100.5	(115.1)	1,480.8	1,620.4
December 31, 2001 and the year then ended
Revenue from external customers:
Core Chemistry	$429.7	$303.1	$—	$—	$732.8
Hemostasis	76.3	98.1	—	—	174.4
Microbiology	77.2	50.9	—	—	128.1
Infectious Disease	1.0	62.0	—	—	63.0
Mature Products	77.2	53.2	3.7	—	134.1

Total	$661.4	$567.3	$3.7	$—	$1,232.4

Depreciation and amortization	16.0	56.2	54.7	(6.1)	120.8
Segment EBIT	199.5	126.7	(140.6)	(133.4)	52.2
Segment assets	168.7	638.6	751.2	(403.0)	1,141.9
Expenditures for segment assets	9.1	47.1	21.3	10.3	$87.8
December 31, 2000 and the year then ended
Revenue from external customers:
Core Chemistry	$389.1	$289.0	$—	$—	$678.1
Hemostasis	40.9	93.8	—	—	134.7
Microbiology	68.6	52.3	—	—	120.9
Infectious Disease	1.2	64.1	—	—	65.3
Mature Products	113.5	67.2	4.0	—	184.7

Total	$613.3	$566.4	$4.0	$—	$1,183.7

Depreciation and amortization	22.8	53.6	47.8	(25.0)	99.2
Segment EBIT	96.1	122.0	(194.1)	(37.0)	(13.0)
Segment assets	174.8	680.5	853.2	(388.1)	1,320.4
Expenditures for segment assets	18.0	66.5	28.0	14.6	127.1

(1)
Includes corporate headquarters, shared services centers, restructuring expense, certain other expenses such as income taxes, general corporate expenses and financing costs, certain intercompany transactions and eliminations, as well as for the Predecessor Company the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, asset write-downs resulting from bargain purchases are reflected in the All Other column.

        A reconciliation of segment EBIT to loss before income taxes and extraordinary items for periods ended December 31, 2002 and October 1, 2002 and the years ended December 31, 2001 and 2000 is summarized as follows (in millions):

			Year ended December 31,
	Period ended December 31, 2002	Period ended October 1, 2002
			2001	2000
Reconciliation of Segment EBIT to Loss before income tax and extraordinary items
Total Segment EBIT	$(31.4)	$1,620.4	$52.2	$(13.0)
Less: Interest expense, net	(18.6)	(89.2)	(145.5)	(149.6)

Income (loss) before income tax and cumulative effect of change in accounting principle	$(50.0)	$1,531.2	$(93.3)	$(162.6)

        Total sales for Germany were $31.9 million, $97.0 million, $118.3 million and $115.0 million, for the periods ended December 31, 2002 and September 30, 2002 and the for the years ended December 31, 2001 and 2000, respectively. Total long-lived assets in Germany were $215.5 million and $281.2 million, as of December 31, 2002 and 2001, respectively.

18.  Guarantor/Non-Guarantor Financial Statements

        In connection with DBI's issuance of the 11.91% senior subordinated notes (see Note 10), Dade Behring Holdings, Inc. and certain of DBI's U.S. subsidiaries became guarantors of these notes. The following tables present condensed consolidating financial information for the guarantors, non-guarantors, DBI, and Dade Behring Holdings, Inc. Other than Dade Behring Holdings, Inc., each of the guarantors is a direct or indirect wholly owned subsidiary of DBI. The guarantors jointly and severally unconditionally guarantee these notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for DBI on a condensed consolidated basis. All amounts are in millions.

Successor Company Condensed Consolidating Balance Sheet

December 31, 2002

	DBHI	DBI	Other Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$16.3	$—	$19.2	$—	$35.5
Restricted cash	—	—	—	7.9	—	7.9
Accounts receivable, net	—	78.5	13.9	197.3	—	289.7
Inventories	—	70.9	24.2	95.3	(16.1)	174.3
Prepaid expenses and other current assets	—	9.8	0.7	8.4	—	18.9
Deferred income taxes	—	—	—	0.4	—	0.4

Total current assets	—	175.5	38.8	328.5	(16.1)	526.7
Property, plant and equipment, net	—	151.4	39.6	204.0	(4.5)	390.5
Debt issuance costs, net	—	14.0	—	—	—	14.0
Goodwill, net	—	543.0	—	—	—	543.0
Deferred income taxes	—	—	—	3.5	—	3.5
Identifiable intangible assets, net	—	287.7	13.0	130.5	(16.9)	414.3
Other assets	—	16.9	1.8	8.1	—	26.8
Intercompany receivables	459.6	926.8	450.1	183.4	(2,019.9)	—
Investments in affiliates	587.8	424.8	—	—	(1,012.6)	—

Total assets	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$6.1	$—	$6.1
Current portion of long-term debt	—	5.0	—	—	—	5.0
Accounts payable	—	29.7	6.2	40.9	—	76.8
Accrued liabilities	—	123.2	8.8	96.5	—	228.5

Total current liabilities	—	157.9	15.0	143.5	—	316.4
Long-term debt	—	760.7	—	—	—	760.7
Deferred income taxes	—	62.4	—	60.2	—	122.6
Other liabilities	—	58.8	0.1	72.1	—	131.0
Intercompany payables	459.3	912.5	110.5	537.6	(2,019.9)	—

Total liabilities	459.3	1,952.3	125.6	813.4	(2,019.9)	1,330.7
Total shareholders' equity	588.1	587.8	417.7	44.6	(1,050.1)	588.1

Total liabilities and shareholders' equity	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Predecessor Company Condensed Consolidating Balance Sheet

December 31, 2001

	DBHI	DBI	Other Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$67.8	$0.4	$18.6	$—	$86.8
Restricted cash	—	—	—	4.4	—	4.4
Accounts receivable, net	1.7	72.7	23.7	163.9	—	262.0
Inventories	—	85.6	38.1	88.5	(11.1)	201.1
Prepaid expenses and other current assets	—	4.4	1.5	8.4	—	14.3
Deferred income taxes	—	—	—	0.8	—	0.8

Total current assets	1.7	230.5	63.7	284.6	(11.1)	569.4
Property, plant and equipment, net	—	150.0	32.0	147.7	(2.2)	327.5
Debt issuance costs, net	—	29.6	—	—	—	29.6
Goodwill, net	—	91.4	16.2	2.4	—	110.0
Deferred income taxes	—	—	—	12.4	—	12.4
Identifiable intangible assets, net and other assets	(0.2)	52.9	14.5	25.8	—	93.0
Intercompany receivables	421.5	818.2	482.7	311.8	(2,034.2)	—
Investments in affiliates	(827.1)	378.9	—	—	448.2	—

Total assets	$(404.1)	$1,751.5	$609.1	$784.7	$(1,599.3)	$1,141.9

Liabilities, Redeemable Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities:
Short-term debt	$—	$—	$—	$59.1	$—	$59.1
Current portion of long-term debt	—	1,404.7	—	72.1	—	1,476.8
Accounts payable	—	30.5	8.9	42.8	—	82.2
Accrued liabilities	—	148.3	8.8	91.5	—	248.6

Total current liabilities	—	1,583.5	17.7	265.5	—	1,866.7
Deferred income taxes	—	—	—	11.4	—	11.4
Other liabilities	—	60.8	0.1	65.7	—	126.6
Intercompany payables	458.7	934.3	71.6	569.6	(2,034.2)	—

Total liabilities	458.7	2,578.6	89.4	912.2	(2,034.2)	2,004.7
Redeemable preferred stock	18.7	—	—	—	—	18.7
Total shareholders' equity (deficit)	(881.5)	(827.1)	519.7	(127.5)	434.9	(881.5)

Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$(404.1)	$1,751.5	$609.1	$784.7	$(1,599.3)	$1,141.9

Successor Company Condensed Consolidating Statement of Operations
Period Ended December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$187.6	$56.6	$243.2	$(140.3)	$347.1
Cost of goods sold	—	123.2	37.2	206.6	(138.2)	228.8

Gross profit	—	64.4	19.4	36.6	(2.1)	118.3
Operating costs and expenses:
Marketing and administrative expenses	0.2	66.0	3.4	54.9	—	124.5
Research and development expenses	—	16.1	3.0	9.7	—	28.8

Income (loss) from operations	(0.2)	(17.7)	13.0	(28.0)	(2.1)	(35.0)
Other (expense) income:
Interest expense	—	(18.1)	(0.1)	(7.3)	6.0	(19.5)
Interest income	—	3.8	—	3.6	(6.5)	0.9
Foreign exchange gain (loss)	—	4.2	0.2	(0.6)	—	3.8
Other, primarily intercompany charges	—	25.6	(19.2)	0.3	(4.7)	2.0

Income (loss) before reorganization items and income tax	(0.2)	(2.2)	(6.1)	(32.0)	(7.3)	(47.8)
Reorganization item:
Reorganization costs	—	2.2	—	—	—	2.2

Income (loss) before income tax	(0.2)	(4.4)	(6.1)	(32.0)	(7.3)	(50.0)
Income tax expense(benefit)	—	8.6	—	(10.0)	—	(1.4)
Equity in earnings of unconsolidated subsidiaries	(48.4)	(35.4)	—	—	83.8	—

Net income (loss)	$(48.6)	$(48.4)	$(6.1)	$(22.0)	$76.5	$(48.6)

Predecessor Company Condensed Consolidating Statement of Operations

Period Ended October 1, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$496.5	$162.1	$675.6	$(399.8)	$934.4
Cost of goods sold	—	292.4	99.7	469.4	(394.0)	467.5

Gross profit	—	204.1	62.4	206.2	(5.8)	466.9
Operating costs and expenses:
Marketing and administrative expenses	—	167.2	9.5	146.2	—	322.9
Research and development expenses	—	35.2	12.7	17.4	—	65.3
Cost reduction programs expense	—	0.8	0.4	1.7	—	2.9
Restructuring expense, net	—	(2.9)	—	0.1	—	(2.8)

Income (loss) from operations		3.8	39.8	40.8	(5.8)	78.6
Other (expense) income:
Interest expense	—	(76.7)	—	(30.4)	15.2	(91.9)
Interest income	—	4.9	0.1	12.7	(15.0)	2.7
Balance sheet restructuring costs	—	(21.2)	—	—	—	(21.2)
Foreign exchange gain (loss)	—	7.5	0.5	(9.8)	—	(1.8)
Other, primarily intercompany charges	—	92.8	(44.7)	(34.5)	(16.3)	(2.7)

Loss before reorganization items and income tax		11.1	(4.3)	(21.2)	(21.9)	(36.3)
Reorganization items:
Gain on extinguishment of debt	—	786.3	—	—	—	786.3
Fresh-start adjustments	—	643.5	4.9	168.2	—	816.6
Reorganization costs	—	(35.4)	—	—	—	(35.4)

Income (loss) before income tax	—	1,405.5	0.6	147.0	(21.9)	1,531.2
Income tax expense (benefit)	—	—	—	20.1	—	20.1

Income (loss) before cumulative effect of change in accounting principle	—	1,405.5	0.6	126.9	(21.9)	1,511.1
Equity in earnings of unconsolidated subsidiaries	1,531.1	105.6	—	—	(1,636.7)	—
Cumulative effect of change in accounting principle	—	20.0	—	—	—	20.0

Net income (loss)	$1,531.1	$1,531.1	$0.6	$126.9	$(1,658.6)	$1,531.1

Predecessor Company Condensed Consolidating Statement of Operations

Year Ended December 31, 2001

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$608.9	$200.3	$859.6	$(436.4)	$1,232.4
Cost of goods sold	—	347.2	116.3	566.3	(434.2)	595.6

Gross profit	—	261.7	84.0	293.3	(2.2)	636.8
Operating costs and expenses:
Marketing and administrative expenses	0.3	225.6	16.7	189.7	—	432.3
Research and development expenses	—	42.0	13.0	28.7	—	83.7
Goodwill amortization expense	—	4.4	8.9	(4.4)	—	8.9
Cost reduction programs expense	—	6.2	3.8	1.2	—	11.2
Restructuring expense, net	—	11.1	—	1.1	—	12.2

Income (loss) from operations	(0.3)	(27.6)	41.6	77.0	(2.2)	88.5
Other (expense) income:
Interest expense	—	(135.4)	(0.3)	(34.2)	18.4	(151.5)
Interest income	—	9.6	0.1	15.0	(18.7)	6.0
Balance sheet restructuring costs	—	(23.9)	—	—	—	(23.9)
Foreign exchange gain (loss)	—	(6.1)	(0.2)	(3.8)	—	(10.1)
Other, primarily intercompany charges	—	55.7	(46.4)	(14.9)	3.3	(2.3)

Income (loss) before income tax	(0.3)	(127.7)	(5.2)	39.1	0.8	(93.3)
Income tax expense(benefit)	—	(6.2)	—	14.6	—	8.4
Equity in earnings of unconsolidated subsidiaries	(101.4)	20.1	—	—	81.3	—

Net income (loss)	$(101.7)	$(101.4)	$(5.2)	$24.5	$82.1	$(101.7)

Predecessor Company Condensed Consolidating Statement of Operations

Year Ended December 31, 2000

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$565.7	$172.7	$851.8	$(406.5)	$1,183.7
Cost of goods sold	—	371.5	81.4	572.2	(441.7)	583.4

Gross profit	—	194.2	91.3	279.6	35.2	600.3
Operating costs and expenses:
Marketing and administrative expenses	0.8	240.7	17.7	212.1	(0.5)	470.8
Research and development expenses	—	45.5	18.1	39.7	—	103.3
Goodwill amortization expense	—	3.9	4.5	(3.4)	—	5.0
Cost reduction programs expense	—	6.7	0.9	11.5	0.1	19.2
Restructuring expense, net	—	28.3	—	(3.0)	—	25.3

Income (loss) from operations	(0.8)	(130.9)	50.1	22.7	35.6	(23.3)
Other (expense) income:
Interest expense	—	(139.4)	(1.0)	(36.0)	23.8	(152.6)
Interest income	—	8.2	0.1	17.8	(23.1)	3.0
Foreign exchange gain (loss)	—	(0.4)	(0.5)	1.2	2.4	2.7
Other, primarily intercompany charges	—	66.5	(52.2)	(7.1)	0.4	7.6

Income (loss) before income tax	(0.8)	(196.0)	(3.5)	(1.4)	39.1	(162.6)
Income tax expense(benefit)	—	349.9		13.3	—	363.2

Gain (loss) before cumulative effect of change in accounting principle	(0.8)	(545.9)	(3.5)	(14.7)	39.1	$(525.8)

Equity in earnings of unconsolidated subsidiaries	(531.8)	20.9	—	—	510.9	—
Cumulative effect of change in accounting principle	—	6.8	—	—	—	6.8

Net income (loss)	$(532.6)	$(531.8)	$(3.5)	$(14.7)	$550.0	$(532.6)

Successor Company Condensed Consolidating Statement of Cash Flows

Period Ended December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income (loss)	$(48.6)	$(48.4)	$(6.1)	$(22.0)	$76.5	$(48.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	48.4	35.4	—	—	(83.8)	—
Fresh-start adjustments	—	17.6	7.0	32.7	—	57.3
Depreciation and amortization expense	—	11.1	2.6	16.6	—	30.3
Net (gain) loss on disposal of fixed assets	—	0.4	0.1	(0.8)	—	(0.3)
Stock-based compensation expense	—	5.9	—	—	—	5.9
Other non-cash charges	—	0.1	—	—	—	0.1
Payments from restructuring reserves	—	(1.0)	—	—	—	(1.0)
Deferred income taxes	—	8.6	—	(12.2)	—	(3.6)
Changes in balance sheet items:
Accounts receivable, net	2.0	(5.7)	0.3	(33.7)	—	(37.1)
Sale of trade receivables	—	—	—	36.2	—	36.2
Inventories	—	12.2	2.2	6.7	—	21.1
Prepaid expenses and other current assets	—	(2.6)	0.3	(1.4)	—	(3.7)
Accounts payable	—	(1.7)	(0.3)	3.7	—	1.7
Accrued liabilities	—	16.9	(0.7)	(4.8)	—	11.4
Other, net	(1.8)	(1.4)	(3.1)	(3.4)	7.3	(2.4)

Net cash flow provided by operating activities	—	47.4	2.3	17.6	—	67.3

Investing Activities:
Capital expenditures	—	(14.9)	(2.3)	(18.9)	—	(36.1)
Proceeds from sale of assets	—	—	—	5.3	—	5.3

Net cash flow utilized for investing activities	—	(14.9)	(2.3)	(13.6)	—	(30.8)

Financing Activities:
Decrease (increase) in restricted cash	—	—	—	1.8	—	1.8
Net proceeds (repayments) related to short-term debt	—	—	—	(4.3)	—	(4.3)
Net repayments of borrowings under new revolving credit facility	—	(17.5)	—	—	—	(17.5)

Net cash flow utilized for financing activities	—	(17.5)	—	(2.5)	—	(20.0)

Effect of foreign exchange rates on cash	—	—	—	1.1	—	1.1
Net increase in cash and cash equivalents	—	15.0	—	2.6	—	17.6
Cash and Cash Equivalents:
Beginning of Period	—	1.3	—	16.6	—	17.9

End of Period	$—	$16.3	$—	$19.2	$—	$35.5

Predecessor Company Condensed Consolidating Statement of Cash Flows

Period Ended October 1, 2002

	DBHI	DBI	Other Guarantors	Non-Guarantors	Eliminations	Total
Operating Activities:
Net income	$1,531.1	$1,531.1	$0.6	$126.9	$(1,658.6)	$1,531.1
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(1,531.1)	(105.6)	—	—	1,636.7	—
Gain on extinguishment of debt	—	(786.3)	—	—	—	(786.3)
Fresh-start adjustments	—	(643.5)	(4.9)	(168.2)	—	(816.6)
Cumulative effect of change in accounting principle	—	(20.0)	—	—	—	(20.0)
Depreciation and amortization expense	—	35.3	8.2	43.0	—	86.5
Net loss on disposal of fixed assets	—	1.4	2.2	2.2	—	5.8
Stock-based compensation expense	—	1.0	—	—	—	1.0
Other non-cash charges	—	0.8	—	—	—	0.8
Provisions for restructuring reserve, net	—	(2.8)	—	—	—	(2.8)
Payments from restructuring reserves	—	(18.0)	—	—	—	(18.0)
Deferred income taxes	—	—	—	14.3	—	14.3
Changes in balance sheet items:
Accounts receivable, net	(0.3)	—	9.6	(88.9)	—	(79.6)
Sale of trade receivables	—	—	—	73.5	—	73.5
Inventories	—	2.4	11.7	3.5	—	17.6
Prepaid expenses and other current assets	—	(2.8)	0.5	2.1	—	(0.2)
Accounts payable	—	0.9	(2.4)	(12.3)	—	(13.8)
Accrued liabilities	—	(39.7)	0.6	86.4	—	47.3
Other, net	0.3	(20.4)	(21.6)	11.7	21.9	(8.1)

Net cash flow provided by (utilized for) operating activities	—	(66.2)	4.5	94.2	—	32.5

Investing Activities:
Capital expenditures	—	(22.1)	(4.9)	(38.2)	—	(65.2)

Net cash flow utilized for investing activities	—	(22.1)	(4.9)	(38.2)	—	(65.2)

Financing Activities:
Decrease (increase) in restricted cash	—	—	—	(4.6)	—	(4.6)
Net proceeds (repayments) related to short-term debt	—	—	—	(54.6)	—	(54.6)
Payment of debt issuance costs	—	(14.7)	—	—	—	(14.7)
Payments to bank debt lenders and senior subordinated note holders per the Plan of Reorganization	—	(409.0)	—	—	—	(409.0)
Proceeds from borrowings under new term loan facility	—	450.0	—	—	—	450.0
Proceeds from borrowings under new revolving credit facility	—	17.5	—	—	—	17.5
Repayments of borrowings related to former revolving credit facility	—	(4.5)	—	(1.7)	—	(6.2)
Repayments of borrowings under former bank credit agreement	—	(17.5)	—	—	—	(17.5)

Net cash flow (utilized for) provided by financing activities	—	21.8	—	(60.9)	—	(39.1)

Effect of foreign exchange rates on cash	—	—	—	2.9	—	2.9
Net decrease in cash and cash equivalents	—	(66.5)	(0.4)	(2.0)	—	(68.9)
Cash and Cash Equivalents:
Beginning of Period	—	67.8	0.4	18.6	—	86.8

End of Period	$—	$1.3	$—	$16.6	$—	$17.9

Predecessor Company Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2001

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income (loss)	$(101.7)	$(101.4)	$(5.2)	$24.5	$82.1	$(101.7)
Adjustments to reconcile net income (loss) to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	101.4	(20.1)	—	—	(81.3)	—
Depreciation and amortization expense	—	54.3	25.6	40.9	—	120.8
Net loss on disposal of fixed assets	—	2.0	0.9	1.4	—	4.3
Stock-based compensation expense	—	1.6	—	—	—	1.6
Other non-cash charges	—	1.2	—	(2.7)	—	(1.5)
Provisions for restructuring reserve, net	—	12.2	—	—	—	12.2
Payments from restructuring reserves	—	(24.9)	—	—	—	(24.9)
Deferred income taxes	—	(6.2)	—	10.3	—	4.1
Changes in balance sheet items:
Accounts receivable, net	(0.9)	(23.5)	(5.7)	(91.3)	—	(121.4)
Sale of trade receivables	—	—	—	93.9	—	93.9
Inventories	—	68.2	(0.6)	(26.3)		41.3
Prepaid expenses and other current assets	—	(2.2)	2.4	5.2	—	5.4
Accounts payable	—	(17.1)	(5.0)	(9.5)	—	(31.6)
Accrued liabilities	—	37.5	7.2	4.7	—	49.4
Other, net	(2.8)	26.1	(9.7)	(10.2)	(0.8)	2.6

Net cash flow provided by (utilized for) operating activities	(4.0)	7.7	9.9	40.9	—	54.5

Investing Activities:
Capital expenditures	—	(25.4)	(10.7)	(51.7)	—	(87.8)
Proceeds from sale of assets	—	12.6	—	4.5	—	17.1

Net cash flow utilized for investing activities	—	(12.8)	(10.7)	(47.2)	—	(70.7)

Financing Activities:
Decrease (increase) in restricted cash	—	—	—	3.5	—	3.5
Net proceeds (repayments) related to short-term debt	—	(0.2)	0.1	10.6	—	10.5
Proceeds from borrowings related to former revolving credit facility	—	16.5	—	—	—	16.5
Repayments of borrowings under former revolving credit facility	—	(22.9)	—	(2.1)	—	(25.0)
Proceeds from borrowings related to former bank credit agreement	—	(24.9)	—	(16.3)	—	(41.2)

Net cash flow (utilized for) provided by financing activities	—	(31.5)	0.1	(4.3)	—	(35.7)

Effect of foreign exchange rates on cash	—	—	—	(1.9)	—	(1.9)
Net decrease in cash and cash equivalents	(4.0)	(36.6)	(0.7)	(12.5)	—	(53.8)
Cash and Cash Equivalents:
Beginning of Period	4.0	104.4	1.1	31.1	—	140.6

End of Period	$—	$67.8	$0.4	$18.6	$—	$86.8

Predecessor Company Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2000

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income (loss)	$(532.6)	$(531.8)	$(3.5)	$(14.7)	$550.0	$(532.6)
Adjustments to reconcile net income (loss) to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	531.8	(20.9)	—	—	(510.9)	—
Cumulative effect of change in accounting principle	—	6.8	—	—	—	6.8
Depreciation and amortization expense	—	55.5	17.2	26.5	—	99.2
Net loss on disposal of fixed assets	—	2.8	2.1	2.6	—	7.5
Stock-based compensation expense	—	2.8	—	—	—	2.8
Other non-cash charges	—	4.5	—	—	—	4.5
Provisions for restructuring reserve, net	—	25.3	—	—	—	25.3
Payments from restructuring reserves	—	(16.6)	—	—	—	(16.6)
Deferred income taxes	—	349.9	—	10.1	—	360.0
Changes in balance sheet items:
Accounts receivable, net	(0.8)	56.1	17.0	(55.9)	—	16.4
Sale of trade receivables	—	—	—	56.6	—	56.6
Inventories	—	(43.3)	3.8	23.1	—	(16.4)
Prepaid expenses and other current assets	—	(0.3)	(0.6)	(8.3)	—	(9.2)
Accounts payable	—	(8.8)	(1.2)	5.7	—	(4.3)
Accrued liabilities	—	(3.6)	(12.9)	2.7	—	(13.8)
Other, net	5.6	27.9	(7.2)	(12.8)	(39.1)	(25.6)

Net cash flow provided by (utilized for) operating activities	4.0	(93.7)	14.7	35.6	—	(39.4)

Investing Activities:
Acquisitions and purchase price adjustments, net of acquired cash	—	—	—	(1.2)	—	(1.2)
Capital expenditures	—	(40.7)	(13.5)	(72.9)	—	(127.1)

Net cash flow utilized for investing activities	—	(40.7)	(13.5)	(74.1)	—	(128.3)

Financing Activities:
Decrease (increase) in restricted cash	—	—	—	3.5	—	3.5
Net proceeds (repayments) related to short-term debt	—	—	(0.4)	(1.5)	—	(1.9)
Proceeds from borrowings related to former revolving credit facility	—	541.5	—	113.6	—	655.1
Repayments of borrowings related to former revolving credit facility	—	(321.5)	—	(67.5)	—	(389.0)
Repayments of borrowings under former bank credit agreement	—	(6.0)	—	—	—	(6.0)

Net cash flow (utilized for) provided by financing activities	—	214.0	(0.4)	48.1	—	261.7

Effect of foreign exchange rates on cash	—	—	—	(3.2)	—	(3.2)
Net increase in cash and cash equivalents	4.0	79.6	0.8	6.4	—	90.8
Cash and Cash Equivalents:
Beginning of Period	—	24.8	0.3	24.7	—	49.8

End of Period	4.0	104.4	1.1	31.1	—	140.6

19.  Quarterly Financial Data (unaudited)

        Amounts are in millions, except per share data.

Predecessor Company

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$334.2	$307.7	$284.6	$305.9
Gross profit	167.3	160.2	146.7	162.6
Net loss	(15.7)	(21.1)	(40.0)	(24.9)
Basic and diluted net loss per Class L and Common shares	$(0.33)	$(0.43)	$(0.81)	$(0.51)
	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$306.1	$318.0	$310.1	$—
Gross profit	158.0	161.5	147.4	—
Income (loss) before cumulative effect of change in accounting principle	(4.4)	(7.9)	(79.5)	1,602.9
Net income (loss)	15.6	(7.9)	(79.5)	1,602.9
Basic and diluted earnings (loss) per Class L and Common shares:
Loss before cumulative effect of change in accounting principle	$(0.09)	$(0.18)	$(1.61)	N/M
Cumulative effect of change in accounting principle	0.40		—	N/M

Net income (loss)	$0.31	$(0.18)	$(1.61)	N/M

Successor Company

2002 Fourth Quarter(2)
Net sales	$347.1
Gross profit	118.3
Net loss	(48.6)
Diluted and basic loss per share	$(1.22)

(1)
Represents only the fresh start reporting related adjustments recorded on October 1, 2002.

(2)
Represents the period from October 2, 2002 through December 31, 2002.

DADE BEHRING HOLDINGS, INC.

PREDECESSOR COMPANY SCHEDULE OF
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in millions)

		Additions
	Balance at Beginning of Period	Charged to costs and Expenses	Charged to other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2000
Allowance for bad debts	$22.7	9.1	0.3 (1.4	)(1)	(4.6)		$26.1
Income tax valuation allowance	$63.2	421.3	1.2	(1)	—		$485.7
Year ended December 31, 2001
Allowance for bad debts	$26.1	(2.0)	(1.1	)(1)	(6.3)		$16.7
Income tax valuation allowance	$485.7	48.2	16.2	(1)	—		$550.1
Period ended October 1, 2002
Allowance for bad debts	$16.7	2.6	1.0	(1)	(1.4 (18.9	) )(2)	$—
Income tax valuation allowance	$550.1	26.0	(1.7	)(1)	(81.5 (81.4	) )(2)	$411.5

(1)
Impact of foreign currency translation and comprehensive income items.

(2)
Impact of adopting fresh start reporting.

DADE BEHRING HOLDINGS, INC.

SUCCESSOR COMPANY SCHEDULE OF
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in millions)

		Additions
	Balance at Beginning of Period	Charged to costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Period
Period ended December 31, 2002
Allowance for bad debts	$—	2.8	0.7(1)	(0.6)	$2.9
Income tax valuation allowance	$411.5	3.8	3.1(1)	(1.8)	$416.6

(1)
Impact of foreign currency translation and comprehensive income items.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
2.1	Disclosure Statement for Dade Behring Entities' Joint Chapter 11 Plan of Reorganization dated June 27, 2002 (including the Plan of Reorganization which is attached as Exhibit A thereto) (incorporated by reference to the Form T-3 filed by Dade Behring Inc. (File No. 022-28621)).
3.1	Third Amended and Restated Certificate of Incorporation.*
3.2	Third Amended and Restated Bylaws.*
4.1	Form of certificate of common stock.*
4.2	Indenture dated October 3, 2002 among Dade Behring Inc., the Guarantors (as defined therein) and BNY Midwest Trust Company, as Trustee.*
4.3	Form of Subordinated Note.*
4.4	Rights Agreement dated October 3, 2002 by and between Dade Behring Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent.*
10.1
Credit Agreement dated October 3, 2002 among Dade Behring Holdings, Inc., Dade Behring Inc., Various Lending Institutions, Deutsche Bank Securities Inc. (as Lead Arranger and Lead Book Runner), Deutsche Bank AG, New York Branch (as Administrative Agent), and General Electric Capital Corporation and The Royal Bank of Scotland PLC (as Syndication Agents).*
10.2	Registration Rights Agreement dated October 3, 2002 by and among Dade Behring Holdings, Inc. and the Holders named therein.*
10.3	Registration Rights Agreement dated October 3, 2002 by and among Dade Behring Inc., the Guarantors named therein, and the Holders of Senior Subordinated Notes named therein.*
10.4	Dade Behring Holdings, Inc. 2002 Management Incentive Compensation Plan.*
10.5	Management Employment Agreement between James Reid-Anderson and Dade Behring Inc. dated June 1, 2001.
10.6	Dade Behring Holdings, Inc. 2002 Management Stock Option Plan.*
10.7	Dade Behring Holdings, Inc. 2002 Management Stock Award Plan.*
10.8	Dade Behring Holdings, Inc. 2002 Chief Executive Officer Equity Plan.*
10.9	Dade Behring Holdings, Inc. 2002 Director Stock Option Plan.*
10.10	Dade Behring Holdings, Inc. Nonemployee Directors' Deferred Stock Compensation Plan.+
10.11	Dade Behring Inc. Deferred Compensation Plan (Deferred Savings Investment Plan).*
10.12	Form of Accelerated Cash Retention Agreement between Dade Behring Holdings, Inc. and various Executive Officers.*
10.13	Form of Executive Severance Agreement between Dade Behring Holdings, Inc. and various Executive Officers.*
10.14	Supplemental Pension Arrangement as amended December 6, 2002 between Dade Behring Inc. and Donal M. Quinn.

X-1

10.15	Dade International Inc. Supplemental Pension Plan.*
10.16	Dade Behring Employee Stock Purchase Plan
21.1	Subsidiaries of Dade Behring Holdings, Inc.*
23.1	Consent of PricewaterhouseCoopers.
99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Registration Statement on Form 10 filed by Dade Behring Holdings, Inc. filed on September 23, 2002 (Registration No. 000-50010).

+
Incorporated by reference to the Registration Statement on Form S-8 filed by Dade Behring Holdings, Inc. on March 7, 2003 (Registration No. 333-103646).

X-2

QuickLinks

  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION
EXHIBIT INDEX