Form 10-Q
period 2003-03-31
DADE BEHRING HOLDINGS INC
filed 2003-05-14
CIK 1183920

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding at May 9, 2003: 40,053,307.

DADE BEHRING HOLDINGS, INC.
MARCH 31, 2003 FORM 10-Q—TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002 (Successor Company)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the quarters ended March 31, 2003 (Successor Company) and March 31, 2002 (Predecessor Company)	4
	Condensed Consolidated Statement of Changes in Shareholders' Equity for the quarter ended March 31, 2003 (unaudited) (Successor Company)	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 31, 2003 (Successor Company) and March 31, 2002 (Predecessor Company)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	29
	Signature	30
	Certifications	31

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.

Condensed Consolidated Balance Sheets

	Successor Company	Successor Company
	March 31, 2003	December 31, 2002
	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$62.6	$35.5
Restricted cash	8.4	7.9
Accounts receivable, net	278.7	289.7
Inventories	175.0	174.3
Prepaid expenses and other current assets	17.0	18.9
Deferred income taxes	0.9	0.4

Total current assets	542.6	526.7
Property, plant and equipment, net	391.7	390.5
Debt issuance costs, net	13.4	14.0
Deferred income taxes	4.0	3.5
Identifiable intangible assets, net	412.0	414.3
Goodwill, net	533.3	543.0
Other assets	29.6	26.8

Total assets	$1,926.6	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$5.2	$6.1
Current portion of long-term debt	10.0	5.0
Accounts payable	73.7	76.8
Accrued liabilities	213.1	228.5

Total current liabilities	302.0	316.4
Long-term debt	756.4	760.7
Deferred income taxes	119.1	122.6
Other liabilities	139.7	131.0

Total liabilities	1,317.2	1,330.7

Commitments and contingencies
Shareholders' equity:
Successor Company Common Stock: $.01 par value; 50,000,000 shares authorized; 40,039,067 and 39,929,479 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	0.4	0.4
Additional paid-in capital	645.3	643.1
Unearned stock-based compensation	(0.2)	—
Accumulated deficit	(37.8)	(48.6)
Accumulated other comprehensive income (loss)	1.7	(6.8)

Total shareholders' equity	609.4	588.1

Total liabilities and shareholders' equity	$1,926.6	$1,918.8

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Successor Company	Predecessor Company
	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$342.7	$306.2
Cost of goods sold	163.9	148.2

Gross profit	178.8	158.0
Operating costs and expenses:
Marketing and administrative expenses	113.6	99.0
Research and development expenses	25.8	18.8
Cost reduction programs expense	—	1.0
Restructuring expense, net	—	1.9

Income from operations	39.4	37.3
Other (expense) income:
Interest expense	(19.9)	(30.7)
Interest income	0.9	0.9
Balance sheet restructuring costs	—	(3.8)
Foreign exchange loss	(2.2)	(5.4)
Other	(0.6)	(2.0)

Income (loss) before income tax	17.6	(3.7)
Income tax expense	6.8	0.7

Income (loss) before cumulative effect of change in accounting principle	10.8	(4.4)
Cumulative effect of change in accounting principle, net of tax	—	20.0

Net income	10.8	15.6

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	10.0	(0.3)
Net loss on derivative instruments	(1.5)	—

Other comprehensive income (loss), net of income tax	8.5	(0.3)

Comprehensive income	$19.3	$15.3

Basic net income per Successor Company common share:	$0.27
Diluted net income per Successor Company common share:	$0.26
Basic and diluted income (loss) per Predecessor Company Class L and Common shares:
Loss before cumulative effect of change in accounting principle		$(0.10)
Cumulative effect of change in accounting principle		0.40

Net income		$0.30

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in millions, except share-related data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2002	39,929,479	$0.4	$643.1	$—	$(48.6)	$(6.8)	$588.1
Net income	—	—	—	—	10.8	—	10.8
Issuance of stock	70,588	—	1.3	—	—	—	1.3
Issuance of stock options	—	—	0.3	(0.3)	—	—	—
Exercise of stock options	39,000	—	0.6	—	—	—	0.6
Amortization of unearned stock-based compensation	—	—	—	0.1	—	—	0.1
Net loss on derivative instruments, net of income taxes	—	—	—	—	—	(1.5)	(1.5)
Cumulative translation adjustment	—	—	—	—	—	10.0	10.0

Balance at March 31, 2003	40,039,067	$0.4	$645.3	$(0.2)	$(37.8)	$1.7	$609.4

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$10.8	$15.6
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Cumulative effect of change in accounting principle	—	(20.0)
Depreciation and amortization expense	32.2	26.9
Net loss on disposal of fixed assets	0.9	2.1
Stock-based compensation expense	1.4	0.4
Deferred income taxes	5.4	2.5
Changes in balance sheet items:
Accounts receivable, net	16.8	(6.1)
Inventories	2.6	1.7
Prepaid expenses and other current assets	2.1	1.1
Accounts payable	(4.3)	(9.4)
Accrued liabilities	(18.7)	(28.0)
Other, net	(2.4)	6.6

Net cash flow provided by (utilized for) operating activities	46.8	(6.6)
Investing Activities:
Capital expenditures	(19.9)	(15.4)

Net cash flow utilized for investing activities	(19.9)	(15.4)
Financing Activities:
(Increase) decrease in restricted cash	(0.2)	1.8
Net (repayments) proceeds related to short-term debt	(0.7)	2.2
Proceeds from exercise of stock options	0.6	—
Repayments of borrowings related to former revolving credit facility	—	(3.0)
Repayments of borrowings under former bank credit agreement	—	(8.8)

Net cash flow utilized for financing activities	(0.3)	(7.8)
Effect of foreign exchange rates on cash	0.5	(0.2)

Net increase (decrease) in cash and cash equivalents	27.1	(30.0)
Cash and Cash Equivalents:
Beginning of Period	35.5	86.8

End of Period	$62.6	$56.8

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

1.     Organization, Business and Plan of Reorganization

        Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. ("DBI"), formerly Dade International Inc. (collectively, the "Company"). The Company develops, manufactures and markets in vitro diagnostic ("IVD") equipment, reagents, consumable supplies and services worldwide.

        Prior to the reorganization described below, Bain Capital, Inc., GS Capital Partners, L.P. (an affiliate of Goldman Sachs Group, L.P.), their respective related investors, Aventis S.A. and certain of its affiliates ("Aventis S.A.") and the management of the Company owned substantially all the capital stock of the Company.

        On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries, including DBI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"). The companies party to the bankruptcy proceedings are collectively referred to as the "Debtors." On August 1, 2002, the Debtors filed their Disclosure Statement for their Joint Chapter 11 Plan of Reorganization ("POR"). No other subsidiaries of Dade Behring Holdings, Inc., which primarily operate outside of the United States filed for relief under the United States Bankruptcy Code. On September 18, 2002, the Bankruptcy Court confirmed the POR. All conditions under the confirmation of the POR were subsequently met, and the POR became effective on October 3, 2002, resulting in the Debtors effecting a new capital structure. The POR and associated new senior credit agreement / capital structure provided for the following:

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

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees, which are described in the notes to the December 31, 2002 consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K.

  •
  A new senior revolving credit facility in the amount of $125 million and a new senior term loan facility of $450 million (both of which include the ability to borrow a portion in Euros) were established. New 11.91% senior subordinated notes of $315.3 million were issued, which did not result in a cash infusion into the Company

        The Company is restricted by its debt agreements from loaning or paying cash dividends, except in limited circumstances defined therein.

2.     Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2002 consolidated financial statements of the Company included in the Company's 2002 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management's opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        Although the POR became effective on October 3, 2002, for financial reporting convenience purposes, the Company recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, consolidated financial statements for the Company for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." Aside from the effects of fresh-start reporting and new accounting pronouncements adopted on October 2, 2002, the Successor Company follows the same accounting policies as the Predecessor Company. All references in these notes to the quarter ended March 31, 2002 are to the Predecessor Company. All references to the quarter ended March 31, 2003 are to the Successor Company.

        SOP 90-7 provides that reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied are first credited to goodwill. Accordingly, $9.7 million of decreases to certain deferred tax asset valuation allowances during the quarter ended March 31, 2003 resulted in a corresponding reduction to goodwill.

Balance Sheet Restructuring Costs

        The Company has recorded all incremental professional and bank fees directly associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1,

2002 in a separate line item on the Condensed Consolidated Statement of Operations titled "Balance Sheet Restructuring Costs." For the quarters ended March 31, 2003 and 2002 balance sheet restructuring costs included the following (in millions):

	Quarter ended March 31, 2003	Quarter ended March 31, 2002
Professional fees	$—	$3.3
Bank fees not associated with the new debt facilities	—	0.4
Other	—	0.1

	$—	$3.8

Earnings Per Share

        The computation of basic and diluted income per share for the Successor Company is set forth in the following table (in millions, except for share data).

Quarter ended March 31, 2003
Net income	$10.8

Weighted average outstanding common shares
Basic	39,948,745
Effect of dilutive securities (stock options)	1,049,123

Diluted	40,997,868

Basic net income per share	$0.27
Diluted net income per share	$0.26

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

        As of March 31, 2002, the Predecessor Company had the following common stock outstanding:

Class L common stock: cumulative 12%; $.01 par value; 8,000,000 res authorized; 6,714,520 shares issued and 4,608,552 shares outstanding
Common stock: $.01 par value; 80,000,000 shares authorized; 58,336,804 shares issued and 39,093,960 shares outstanding
Class B common stock: $.01 par value; 6,000,000 shares authorized: 6,000,000 shares issued and outstanding at March 31, 2002; convertible on a 1-for-1 basis into Common stock

        The computations of basic and diluted income per share for the Predecessor Company are set forth in the following table (in millions, except per share data).

Quarter ended March 31, 2002
Loss before cumulative effect of change in accounting principle	$(4.4)
Less preferred stock dividends	0.4

Loss before cumulative effect of change in accounting principle available for common stock	(4.8)
Cumulative effect of change in accounting principle	20.0

Net income available for common stock	$15.2

Basic and diluted weighted average outstanding common shares	49,702,512

Basic and diluted income (loss) per Class L common share and Common share:
Loss before cumulative effect of change in accounting principle	$(0.10)
Cumulative effect of change in accounting principle	0.40

Net income available for common stock	$0.30

        Predecessor Company outstanding options at March 31, 2002 of 8.7 million, were not included because to do so would have been anti-dilutive.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value method, compensation expense for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the amount the employee must pay to acquire the stock.

        The Company accounts for all of its stock option plans under the recognition and measurement principles of APB No. 25. Compensation expense is reflected in net income for the Successor Company when options are granted with an exercise price less than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and income per share as if the fair value based method has been applied to all outstanding and unvested awards in each period. The fair value of the stock options was estimated using the Black-Scholes option pricing model.

	Quarter ended March 31, 2003	Quarter ended March 31, 2002
	(in millions, except per share data)
Net income available for common stock as reported	$10.8	$15.2
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.3)	(0.7)

Pro forma net income	$9.3	$14.9

Successor Company income per share:
Basic as reported	$0.27
Basic pro forma	$0.23
Diluted as reported	$0.26
Diluted pro forma	$0.23
Predecessor Company income per share:
Basic and diluted income per Class L common share and Common share as reported		$0.30
Basic and diluted income per Class L common share and Common share pro forma		$0.30

Change in Accounting Principle

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

New Accounting Pronouncements

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. The disclosure provisions, which increase the required disclosures relating to guarantees, were adopted in the Company's consolidated financial statements as of December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 defines variable interest entities ("VIE") and requires that the assets, liabilities, non-controlling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or before that date, the guidance will be applied at the beginning of the third quarter of 2003. For VIE's created after that date, the guidance will be applied immediately; however, no VIE's have been created by the Company. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As the Company does not have any VIE's, FIN 46 does not currently have an effect on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The provisions of SFAS No. 149 should be applied prospectively. The Company is in the process of evaluating the potential effect of this recently issued accounting pronouncement on the Company's future consolidated financial statements.

3.     Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead costs. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consist of the following (in millions):

	March 31, 2003	December 31, 2002
Raw materials	$28.7	$27.9
Work-in-process	37.8	36.2
Finished products	108.5	110.2

Total inventories	$175.0	$174.3

4.     Identifiable Intangible Assets

        Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years), except for trade names and trademarks, which are not subject to amortization since they have an indefinite life. Identifiable intangible assets include the following at March 31, 2003 and December 31, 2002 (in millions):

	March 31, 2003			December 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	$135.0	n/a	$135.0	$135.0	n/a	$135.0
Customer relationships	124.0	$(6.4)	117.6	122.4	$(3.0)	119.4
Developed technology	123.3	(9.0)	114.3	120.6	(4.3)	116.3
Internally developed software	33.3	(2.0)	31.3	31.2	(0.9)	30.3
Patents	14.7	(0.9)	13.8	13.7	(0.4)	13.3

	$430.3	$(18.3)	$412.0	$422.9	$(8.6)	$414.3

        Amortization expense totaled $9.7 million and $3.5 million for the quarters ended March 31, 2003 and 2002, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets (based on currently existing intangible assets, which are significantly different from those as of March 31, 2002 due to the application of fresh-start reporting) during the period from 2003 through 2007 is $38.8 million.

5.     Restructuring Reserves

        In 1997, in connection with the acquisition of Behring Diagnostics from Aventis S.A., the Company allocated $74.3 million of the purchase price for a restructuring plan to consolidate manufacturing and distribution operations and to eliminate redundant sales, service and administrative functions (the "1997 Behring Allocation Reserve"). No additional employees are expected to be terminated under the plan which established the 1997 Behring Allocation Reserve. The remaining activities associated with this reserve are expected to be substantially completed in the fourth quarter of 2003 when the Company is required to make a $1.5 million payment related to a facility no longer being utilized.

        In June 2000, the Company reviewed its cost structure and announced a global cost reduction program. The Company eliminated a number of redundant positions under this program in 2000 and 2001, which affected certain employees in virtually all functions throughout the Company, while adding staff in key areas, such as the direct distribution centers. The anticipated net effect of these changes was a reduction of approximately 450 positions. Of the net 450 position reductions, 242 employees were severed in 2000 and 193 employees were severed in 2001. Additionally, one domestic distribution center and various international sales offices were closed, all of which were leased. Management approved and initiated several actions contemplated by the cost reduction program and recorded a pre-tax reserve of $32.5 million as of December 31, 2000 (the "2000 Reserve"). The charge included $29.3 million for severance and $3.2 million primarily for losses on leases. During 2001, an additional $3.3 million for severance and $6.5 million for facility and other exit costs, primarily as a result of not closing a subletting transaction contemplated in the Company's original restructuring plan, was provided. Separately, also during 2001, excess severance accruals of $4.9 million were identified and credited to income. This was primarily due to a higher than expected number of employees either voluntarily terminating prior to being eligible for severance payments or electing to transfer to other Company locations. The balance in this reserve at December 31, 2001 was $10.9 million. A credit to income of $5.9 million during the period ended October 1, 2002 was recorded primarily due to negotiations that resulted in a reduction of the estimated loss on leases as well as the reversal of excess severance accruals due to higher than expected number of employees either voluntarily terminating prior to being eligible for severance payments or electing to transfer to other Company locations. The majority of actions contemplated in this reserve were completed during 2002.

        In November 2001, management approved additional cost reduction programs with the stated objective of further reducing the Company's cost structure. This cost reduction program is an extension of the cost reduction program approved in 2000 and impacted many functions throughout the Company. The Company eliminated 73 positions in 2001. Additionally, the Company consolidated certain facilities which resulted in incurring losses on leases at two domestic offices. Pursuant to these programs described above, management approved a pre-tax reserve of $7.2 million (the "2001 Reserve"). This charge included $4.3 million for severance and $2.9 million primarily for losses on leases. The majority of actions contemplated by these actions were completed during 2002. During 2002, due to the continuation of restructuring activities initiated in November 2001, 70 additional positions were eliminated across numerous functions of the Company at international locations. This resulted in an additional charge of $2.9 million.

        The following tables summarize the Company's restructuring activity for the period ended March 31, 2003 (in millions):

	Facility and Other Exit Costs	Severance and Relocation	Total
1997 Behring Allocation Reserve
Reserve balance, December 31, 2002	$1.5	$0.4	$1.9
Cash payments	—	(0.1)	(0.1)

Reserve balance, March 31, 2003	$1.5	$0.3	$1.8

	Facility and Other Exit Costs	Severance	Total
2000 Reserve
Reserve balance, December 31, 2002	$0.3	$0.7	$1.0
Cash payments	—	(0.2)	(0.2)

Reserve balance, March 31, 2003	$0.3	$0.5	$0.8

	Facility and Other Exit Costs	Severance	Total
2001 Reserve
Reserve balance, December 31, 2002	$1.0	$1.2	$2.2
Cash payments	(0.1)	(0.6)	(0.7)

Reserve balance, March 31, 2003	$0.9	$0.6	$1.5

6.     Business Segment and Geographic Information

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

        Earnings before interest and income taxes ("EBIT") is a primary profitability measure used to evaluate the segments. Financial information by segment for the quarters ended March 31, 2003 and 2002 is summarized as follows (in millions):

	GCM- North America	GCM- International	Global Operations	All Other(1)	Total
Three months ended March 31, 2003
Revenue from external customers:
Core Chemistry	$119.0	$96.8	$—	$—	$215.8
Hemostasis	22.4	34.9	—	—	57.3
Microbiology	19.0	13.1	—	—	32.1
Infectious Disease	0.2	18.9	—	—	19.1
Mature Products	6.3	9.7	2.4	—	18.4

Total	$166.9	$173.4	$2.4	—	$342.7

Depreciation and amortization	4.9	13.2	11.6	2.5	32.2
Segment EBIT	62.9	52.8	(56.1)	(23.0)	36.6
Three months ended March 31, 2002
Revenue from external customers:
Core Chemistry	$116.5	$76.3	$—	$—	$192.8
Hemostasis	19.8	29.4	—	—	49.2
Microbiology	17.0	11.5	—	—	28.5
Infectious Disease	0.2	15.2	—	—	15.4
Mature Products	8.8	10.5	1.0	—	20.3

Total	$162.3	$142.9	$1.0	$—	$306.2

Depreciation and amortization	2.8	12.9	7.7	3.5	26.9
Segment EBIT	53.8	38.5	(34.9)	(31.3)	26.1

(1)
Includes corporate headquarters, shared services centers, restructuring expense, certain other expenses such as income taxes, general corporate expenses, certain intercompany transactions and eliminations, as well as for the Predecessor Company the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, asset write-downs resulting from bargain purchases are reflected in the All Other column. The improvement in EBIT from the quarter ended March 31, 2002 compared to the quarter ended March 31, 2003 is attributable to lower interest expense, restructuring expense, cost reduction programs expense and balance sheet restructuring costs, offset by an increase in income tax expense.

        A reconciliation of segment EBIT to income (loss) before income tax and cumulative effect of change in accounting principle for the quarters ended March 31, 2003 and 2002 is summarized as follows (in millions):

	Quarter ended March 31, 2003	Quarter ended March 31, 2002
Reconciliation of Segment EBIT to Income (loss) before income tax and cumulative effect of change in accounting principle
Total Segment EBIT	$36.6	$26.1
Less: Interest expense, net	(19.0)	(29.8)

Income (loss) before income tax and cumulative effect of change in accounting principle	$17.6	$(3.7)

        Goodwill at December 31, 2002 aggregated $543.0 million. The amount of goodwill allocated to each segment at December 31, 2002 was $271.5 million for Global Operations, $135.8 for Global Customer Management-North America, and $135.7 million for Global Customer Management-International. Goodwill at March 31, 2003 aggregated $533.3 million. The amount of goodwill allocated to each segment at March 31, 2003 was $267.7 million for Global Operations, $132.0 for Global Customer Management-North America, and $133.6 million for Global Customer Management-International.

7.     Guarantor/Non-Guarantor Financial Statements

        In connection with DBI's issuance of 11.91% senior subordinated notes, Dade Behring Holdings, Inc. and certain of DBI's U.S. subsidiaries became guarantors of these notes. The following tables present condensed consolidating financial information for the guarantors, non-guarantors, DBI, and Dade Behring Holdings, Inc. Other than Dade Behring Holdings, Inc., each of the guarantors is a direct or indirect wholly owned subsidiary of DBI. The guarantors fully, jointly and severally unconditionally guarantee these notes. The following unaudited condensed consolidating financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for DBI on a condensed consolidated basis. All amounts are in millions.

Successor Company Condensed Consolidating Balance Sheet
March 31, 2003

	DBHI	DBI	Other Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$41.9	$—	$20.7	$—	$62.6
Restricted cash	—	—	—	8.4	—	8.4
Accounts receivable, net	—	79.9	10.7	188.1	—	278.7
Inventories	—	73.7	22.2	99.1	(20.0)	175.0
Prepaid expenses and other current assets	—	4.0	1.7	11.3	—	17.0
Deferred income taxes	—	—	—	0.9	—	0.9

Total current assets	—	199.5	34.6	328.5	(20.0)	542.6
Property, plant and equipment, net	—	148.1	38.5	210.2	(5.1)	391.7
Debt issuance costs, net	—	13.4	—	—	—	13.4
Goodwill, net	—	533.3	—	—	—	533.3
Deferred income taxes	—	—	—	4.0	—	4.0
Identifiable intangible assets, net	—	284.4	13.0	131.6	(17.0)	412.0
Other assets	(0.4)	16.8	1.8	11.4	—	29.6
Intercompany receivables	467.3	810.4	456.3	7.0	(1,741.0)	—
Investments in affiliates	601.6	532.7	—	—	(1,134.3)	—

Total assets	$1,068.5	$2,476.6	$544.2	$692.7	$(2,855.4)	$1,926.6

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$5.2	$—	$5.2
Current portion of long-term debt	—	10.0	—	—	—	10.0
Accounts payable	—	26.7	6.2	40.8	—	73.7
Accrued liabilities	—	102.8	8.9	101.4	—	213.1

Total current liabilities	—	139.5	15.1	147.4	—	302.0
Long-term debt	—	756.4	—	—	—	756.4
Deferred income taxes	—	62.0	0.4	56.7	—	119.1
Other liabilities	—	63.9	0.1	75.7	—	139.7
Intercompany payables	459.1	915.2	151.3	215.4	(1,741.0)	—

Total liabilities	459.1	1,937.0	166.9	495.2	(1,741.0)	1,317.2
Total shareholders' equity	609.4	601.6	377.3	197.5	(1,176.4)	609.4

Total liabilities and shareholders' equity	$1,068.5	$2,476.6	$544.2	$692.7	$(2,855.4)	$1,926.6

Successor Company Condensed Consolidating Balance Sheet

December 31, 2002

	DBHI	DBI	Other Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$16.3	$—	$19.2	$—	$35.5
Restricted cash	—	—	—	7.9	—	7.9
Accounts receivable, net	—	78.5	13.9	197.3	—	289.7
Inventories	—	70.9	24.2	95.3	(16.1)	174.3
Prepaid expenses and other current assets	—	9.8	0.7	8.4	—	18.9
Deferred income taxes	—	—	—	0.4	—	0.4

Total current assets	—	175.5	38.8	328.5	(16.1)	526.7
Property, plant and equipment, net	—	151.4	39.6	204.0	(4.5)	390.5
Debt issuance costs, net	—	14.0	—	—	—	14.0
Goodwill, net	—	543.0	—	—	—	543.0
Deferred income taxes	—	—	—	3.5	—	3.5
Identifiable intangible assets, net	—	287.7	13.0	130.5	(16.9)	414.3
Other assets	—	16.9	1.8	8.1	—	26.8
Intercompany receivables	459.6	926.8	450.1	183.4	(2,019.9)	—
Investments in affiliates	587.8	424.8	—	—	(1,012.6)	—

Total assets	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$6.1	$—	$6.1
Current portion of long-term debt	—	5.0	—	—	—	5.0
Accounts payable	—	29.7	6.2	40.9	—	76.8
Accrued liabilities	—	123.2	8.8	96.5	—	228.5

Total current liabilities	—	157.9	15.0	143.5	—	316.4
Long-term debt	—	760.7	—	—	—	760.7
Deferred income taxes	—	62.4	—	60.2	—	122.6
Other liabilities	—	58.8	0.1	72.1	—	131.0
Intercompany payables	459.3	912.5	110.5	537.6	(2,019.9)	—

Total liabilities	459.3	1,952.3	125.6	813.4	(2,019.9)	1,330.7
Total shareholders' equity	588.1	587.8	417.7	44.6	(1,050.1)	588.1

Total liabilities and shareholders' equity	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Successor Company Condensed Consolidating Statement of Operations

Quarter Ended March 31, 2003

	DBHI	DBI	Other Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$173.4	$54.1	$184.4	$(69.2)	$342.7
Cost of goods sold	—	94.7	29.5	104.4	(64.7)	163.9

Gross profit	—	78.7	24.6	80.0	(4.5)	178.8
Operating costs and expenses:
Marketing and administrative expenses	—	56.6	2.6	54.4	—	113.6
Research and development expenses	—	13.0	2.4	10.4	—	25.8

Income from operations	—	9.1	19.6	15.2	(4.5)	39.4
Other (expense) income:
Interest expense	—	(17.9)	—	(2.0)	—	(19.9)
Interest income	—	2.6	—	0.9	(2.6)	0.9
Other, primarily intercompany charges	—	6.6	(0.3)	(12.3)	3.2	(2.8)

Income before income tax	—	0.4	19.3	1.8	(3.9)	17.6
Income tax expense				0.6	6.2	6.8
Income before equity in earnings of unconsolidated subsidiaries	—	0.4	19.3	1.2	(10.1)	10.8
Equity in earnings of unconsolidated subsidiaries	10.8	10.4	—	—	(21.2)	—

Net income	$10.8	$10.8	$19.3	$1.2	$(31.3)	$10.8

Predecessor Company Condensed Consolidating Statement of Operations

Quarter Ended March 31, 2002

	DBHI	DBI	Other Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$161.3	$49.6	$215.5	$(120.2)	$306.2
Cost of goods sold	—	94.2	23.2	147.7	(116.9)	148.2

Gross profit	—	67.1	26.4	67.8	(3.3)	158.0
Operating costs and expenses:
Marketing and administrative expenses	—	52.0	3.3	43.7	—	99.0
Research and development expenses	—	12.9	1.7	4.2	—	18.8
Cost reduction programs expense	—	0.2	0.1	0.7	—	1.0
Restructuring expense, net	—	2.3	—	(0.4)	—	1.9

Income (loss) from operations	—	(0.3)	21.3	19.6	(3.3)	37.3
Other (expense) income:
Interest expense	—	(25.8)	—	(9.2)	4.3	(30.7)
Interest income	—	1.4	—	3.8	(4.3)	0.9
Balance sheet restructuring costs	—	(3.8)	—	—	—	(3.8)
Other, primarily intercompany charges	—	20.8	(1.1)	(27.7)	0.6	(7.4)

Income (loss) before income tax	—	(7.7)	20.2	(13.5)	(2.7)	(3.7)
Income tax expense	—	—	—	0.7	—	0.7

Income before cumulative effect of change in accounting principle and equity in earnings of unconsolidated subsidiaries	—	(7.7)	20.2	(14.2)	(2.7)	(4.4)
Equity in earnings of unconsolidated subsidiaries	15.6	3.3	—	—	(18.9)	—
Cumulative effect of change in accounting principle	—	20.0	—	—	—	20.0

Net income (loss)	$15.6	$15.6	$20.2	$(14.2)	$(21.6)	$15.6

Successor Company Condensed Consolidating Statement of Cash Flows

Quarter Ended March 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$10.8	$10.8	$19.3	$1.2	$(31.3)	$10.8
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	(10.8)	(10.4)	—	—	21.2	—
Depreciation and amortization expense	—	12.1	2.7	17.4	—	32.2
Net loss on disposal of fixed assets	—	0.3	0.2	0.4	—	0.9
Stock-based compensation expense	—	1.4	—	—	—	1.4
Deferred income taxes	—	—	—	5.4	—	5.4
Changes in balance sheet items:
Accounts receivable, net	—	(1.4)	3.2	15.0	—	16.8
Inventories	—	(2.8)	2.0	3.4	—	2.6
Prepaid expenses and other current assets	—	5.8	(1.0)	(2.7)	—	2.1
Accounts payable	—	(3.0)	—	(1.3)	—	(4.3)
Accrued liabilities	—	(20.4)	0.1	1.6	—	(18.7)
Other, net	(0.6)	37.8	(24.7)	(25.0)	10.1	(2.4)

Net cash flow provided by operating activities	(0.6)	30.2	1.8	15.4	—	46.8

Investing Activities:
Capital expenditures		(4.6)	(1.8)	(13.5)	—	(19.9)

Net cash flow utilized for investing activities	—	(4.6)	(1.8)	(13.5)	—	(19.9)

Financing Activities:
Decrease in restricted cash	—	—	—	(0.2)	—	(0.2)
Net repayments related to short-term debt	—	—	—	(0.7)	—	(0.7)
Proceeds from exercise of stock options	0.6	—	—	—	—	0.6

Net cash flow utilized for financing activities	0.6	—	—	(0.9)	—	(0.3)

Effect of foreign exchange rates on cash	—	—	—	0.5	—	0.5
Net increase in cash and cash equivalents	—	25.6		1.5	—	27.1
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5

End of Period	$—	$41.9	$—	$20.7	$—	$62.6

Predecessor Company Condensed Consolidating Statement of Cash Flows

Quarter Ended March 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income (loss)	$15.6	$15.6	$20.2	$(14.2)	$(21.6)	$15.6
Adjustments to reconcile net income (loss) to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(15.6)	(3.3)			18.9	—
Cumulative effect of change in accounting principle	—	(20.0)	—	—		(20.0)
Depreciation and amortization expense	—	12.0	2.5	12.4	—	26.9
Net loss on disposal of fixed assets	—	0.9	0.9	0.3	—	2.1
Stock-based compensation expense	—	0.4	—	—	—	0.4
Deferred income taxes	—	—	—	2.5	—	2.5
Changes in balance sheet items:
Accounts receivable, net	(0.2)	(2.7)	7.5	(10.7)	—	(6.1)
Inventories	—	(2.4)	0.2	3.9	—	1.7
Prepaid expenses and other current assets	—	1.8	(0.5)	(0.2)	—	1.1
Accounts payable	—	(3.9)	0.3	(5.8)	—	(9.4)
Accrued liabilities	—	(23.6)	0.1	(4.5)	—	(28.0)
Other, net	0.2	12.3	(30.0)	21.4	2.7	6.6

Net cash flow provided by (utilized for) operating activities	—	(12.9)	1.2	5.1	—	(6.6)

Investing Activities:
Capital expenditures	—	(5.2)	(1.5)	(8.7)	—	(15.4)

Net cash flow utilized for investing activities	—	(5.2)	(1.5)	(8.7)	—	(15.4)

Financing Activities:
Decrease in restricted cash	—	—	—	1.8	—	1.8
Net proceeds related to short-term debt	—	—	—	2.2	—	2.2
Repayments of borrowings related to former revolving credit facility	—	(2.3)	—	(0.7)	—	(3.0)
Repayments of borrowings under former bank credit agreement	—	(8.8)	—	—	—	(8.8)

Net cash flow (utilized for) provided by financing activities	—	(11.1)	—	3.3	—	(7.8)

Effect of foreign exchange rates on cash	—	—	—	(0.2)	—	(0.2)
Net decrease in cash and cash equivalents	—	(29.2)	(0.3)	(0.5)	—	(30.0)
Cash and Cash Equivalents:
Beginning of Period	—	67.8	0.4	18.6	—	86.8

End of Period	$—	$38.6	$0.1	$18.1	$—	$56.8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company's 2002 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 2002. The following management's discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2002 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

        Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, cash flow and liquidity. Such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies such as healthcare reimbursement policies, and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

        We derive substantially all our revenue from manufacturing and marketing IVD products and services. We are organized functionally and have three reporting segments: Global Customer Management ("GCM")-North America, GCM-International and Global Operations. GCM-North America and GCM-International are our sales and service organizations. For our reporting purposes, North America includes the United States and Canada. International includes sales and service results from all other countries. The gross profit margin for the two GCM segments are not materially different. Global Operations primarily includes all manufacturing and research and development activities, and accordingly does not recognize significant revenues. Global Operations functions as a cost center; consequently a discussion of gross profit for each individual operating segment would not be meaningful. Generally, Global Operations does not incur a material amount of our marketing and administrative expense, but is responsible for virtually all research and development expense. Restructuring charges and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to the operating segments.

Bankruptcy Proceedings

        Greater detail of the following discussion can be found in our 2002 Annual Report on Form 10-K.

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

        As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." The effects of fresh-start reporting and new accounting pronouncements have materially changed the amounts previously recorded in our Predecessor Company's consolidated financial statements. All references to the quarter ended March 31, 2002 are to the Predecessor Company. All references to the period ended March 31, 2003 are to the Successor Company.

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

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees, which are described in the notes to the December 31, 2002 consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K.

  •
  A new senior revolving credit facility in the amount of $125 million and a new senior term loan facility of $450 million (both of which include the ability to borrow in Euros) were established (collectively the "Emergence Facility"). New 11.91% senior subordinated notes of $315.3 million were also issued.

        Additionally, as part of the Plan of Reorganization, all equity instruments existing prior to our filing for bankruptcy were cancelled and new equity was issued. Approximately 99% of the new equity was issued to creditors who were not previously equity holders.

Successor Company Quarter Ended March 31, 2003 Compared to Predecessor Company Quarter Ended March 31, 2002

        In order to provide a meaningful basis of comparing the quarters ended March 31, 2003 and 2002, for purposes of the following discussion, the operating results of the Successor Company for the quarter ended March 31, 2003 are compared to the Predecessor Company for the quarter ended March 31, 2002. Changes to our capital structure and the adoption of fresh-start reporting primarily affects depreciation, amortization and interest expenses.

        In the discussion below, we make comparisons on a "constant currency" basis, which is not a U.S. GAAP defined measure. We believe this measure provides for a meaningful analysis of the underlying activity, since it eliminates the effect of changes in foreign currency exchange rates. When making comparisons on a constant currency basis, we have calculated the change by comparing the applicable reported current year amount to the corresponding amount from the prior year in local currency translated at the foreign currency exchange rates for the current year. "Constant currency" as defined or presented by us may not be comparable to similarly titled measures reported by other companies.

        Net Sales.    Net sales for the quarter ended March 31, 2003 totaled $342.7 million as compared to $306.2 million in the corresponding prior year quarter period.

        Sales for each segment were as follows (in millions):

	Quarter Ended
	March 31, 2003	March 31, 2002	% Change
GCM-North America	$166.9	$162.3	2.8%
GCM-International	173.4	142.9	21.3%
Global Operations	2.4	1.0	140.0%

Total	$342.7	$306.2	11.9%

        Adjusting for favorable impact of foreign currency rate changes of $23.9 million, 2003 sales increased $12.6 million or 3.8% for the quarter. On a constant currency basis, sales increased $4.3 million or 2.6% in North America, and $8.2 million or 4.9% across International locations. The increase on a constant currency basis can be primarily attributed to a $10.5 million or 5.1% increase in core chemistry sales primarily driven by Dimension® product sales globally, a $2.3 million or 4.2% increase in hemostasis product sales with the strongest growth in North America, a $2.3 million or 7.7% increase in microbiology product sales, an $0.8 million or 4.4% increase in infectious disease product sales, offset by a $3.4 million or 15.6% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        The installed base of instruments placed with customers grew approximately 1.3% during the first quarter of 2003. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service. Growth in the installed base of instruments for Dimension® RxL and Dimension® Xpand™, which was introduced in 2001, has driven much of the sales growth seen in our Dimension® products. Gains in the Hemostasis installed base have been driven by successes in CA-1500, CA-500, and PFA-100 instrument placements. For Microbiology, new installations of our AutoScan® and Walkaway® series of instruments continue to drive growth while the BEP®III instruments has been the primary contributor of installed base growth for the Infectious Disease product line. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in higher priced, specialty reagents, have further contributed to our sales growth.

        Gross Profit.    Gross profit for the quarter ended March 31, 2003 increased $20.8 million to $178.8 million as compared to $158.0 million in the corresponding prior year period. On a constant currency basis gross profit increased $7.5 million. The increase is attributable primarily to higher sales and a higher proportion of sales coming from reagents and consumables, which carry slightly higher margins than instrument sales. Gross profit was negatively impacted by an increase of $1.7 million in depreciation and amortization charges related to the implementation of fresh-start reporting. Gross profit margin for the quarter ended March 31, 2003 was 52.2% as compared to 51.6% in the corresponding prior year period. The 0.6 percentage point margin improvement is attributable primarily to the favorable mix of reagents and consumables versus instrument sales, cost reduction initiatives and favorable currency changes offset by the above mentioned impact of Fresh Start reporting.

        Marketing and Administrative Expense.    Marketing and administrative expense for the quarter ended March 31, 2003 increased $14.6 million to $113.6 million, or 33.1% of sales, as compared to $99.0 million, or 32.3% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses for the quarter ended March 31, 2003 increased $7.2 million over the prior year period. The increase in expense was attributable primarily to $7.4 million related to changes in foreign currency exchange rates, $1.4 million of incremental depreciation and amortization related to the creation of certain intangible assets and changes in fixed asset values and lives under Fresh Start reporting, $1.0 million higher non-cash stock compensation expense attributable to stock grants to management in 2003, costs associated with SEC filings, our listing on the NASDAQ National Market, and other on-going public company costs, and a difference in the phasing of marketing costs relative to the first quarter of 2002.

        Research and Development Expense.    Research and development expense for the quarter ended March 31, 2003 totaled $25.8 million (7.5% of sales) and was 37.2% higher than the prior year. On a constant currency basis, research and development expense increased 31.0% over the corresponding prior year period. We expect spending to continue to increase over prior year levels as we increase investments in new product development, such as the next generation Dimension® instrument and new assays for all product lines.

        Cost Reduction Programs Expense.    In connection with cost reduction programs previously initiated, we recognized $1.0 million of expenses during the quarter ended March 31, 2002 that did not qualify for treatment as exit costs under Emerging Issues Task Force Issue No. 94-3. No such expenses were incurred in 2003.

        Restructuring Expense.    We recognized $1.9 million of restructuring expense during the quarter ended March 31, 2002. This amount related to an extension of the cost reduction programs approved in 2000 and 2001. No such expenses were incurred in 2003.

        Income from Operations.    Income from operations for the quarter ended March 31, 2003 increased $2.1 million to $39.4 million compared to $37.3 million in the prior year. The increase in income from operations for the quarter ended March 31, 2003 is due primarily to the impacts of improved gross profit, and lower cost reduction and restructuring expenses, offset by increased research and development spending and higher marketing and administrative expenses.

        Interest Expense.    Interest expense for the quarter ended March 31, 2003 totaled $19.9 million, a $10.8 million reduction over the corresponding prior year period. These changes are primarily due to lower interest rates and borrowing levels.

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the quarter ended March 31, 2002 were $3.8 million. After August 1, 2002, these costs were classified as reorganization costs. No such costs were incurred in 2003.

        Income Taxes.    An income tax expense of $6.8 million, representing an effective rate of 38.5%, was recorded in the quarter ended March 31, 2003, as compared to $0.7 million, representing an effective tax rate of -19.0%, in the quarter ended March 31, 2002. The effective tax rate for the quarter ended March 31, 2003 was negatively impacted by the recording of valuation allowances. The negative effective tax rate for the quarter ended March 31, 2002 is attributable to the recording of valuation allowances.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS No. 141, we wrote off negative goodwill and recognized a $20.0 million gain as of January 1, 2002.

        Net Income.    The net income for the quarter ended March 31, 2003 was $10.8 million as compared to $15.6 million in the prior year, a decrease of $4.8 million. Excluding the gain recognized in the first quarter of 2002 associated with the cumulative effect of change in accounting principal, net income increased $15.2 million.

Liquidity and Capital Resources

        In order to provide a meaningful basis of comparing the quarters ended March 31, 2003 and 2002, for purposes of the following discussion, the cash flows of the Successor Company have been compared to the cash flows of the Predecessor Company.

        For the quarter ended March 31, 2003, operating activities provided cash of $46.8 million compared to a use of cash of $6.6 million for the quarter ended March 31, 2002. The increase is primarily due to the increase in income before cumulative effect of change in accounting principle and improvements in working capital, specifically from the factoring of accounts receivable and improvements in the collection of accounts receivable. Factored accounts receivable were $94.9 million at March 31, 2003.

        Net cash flow used for investing activities for the quarter ended March 31, 2003 is $19.9 compared to net cash flow used for investing activities of $15.4 million for the quarter ended March 31, 2002. All investing cash flows are for capital expenditures and the increase in 2003 as compared to 2002 is due primarily to an increase in the use of capital for placing our instruments at customers' facilities.

        Financing activities for the quarter ended March 31, 2003 used net cash of $0.3 million, versus $7.8 million for the quarter ended March 31, 2002. The decrease was primarily due to lower repayments on borrowings in 2003.

        Net debt, which we define as short- and long-term debt less cash and cash equivalents and restricted cash, decreased from $728.4 million at December 31, 2002 to $700.6 million at March 31, 2003. This decrease is primarily attributable to an increase in cash and cash equivalents during the first quarter of 2003, as we increased accounts receivable factoring activity.

Recent Accounting Developments

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. The disclosure provisions, which increase the required disclosures relating to guarantees, were adopted in our consolidated financial statements as of December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements. The nature and amount of future transactions could have a material impact on future consolidated financial statements.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 defines variable interest entities (VIE) and requires that the assets, liabilities, non-controlling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or after January 31, 2003, the guidance will be applied immediately; however, we have not created any VIE's. For VIE's created before that date, the guidance will be applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As the Company does not have any VIE's, FIN 46 does not currently have an effect on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The provisions of SFAS No. 149 should be applied prospectively. We are in the process of evaluating the potential effect of this recently issued accounting pronouncement on our future consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's 2002 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 2002. No material changes in the Company's market risk have occurred since December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES.

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

        (b)    Changes to Internal Controls and Procedures for Financial Reporting.    There were no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

  99.1
  Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K during the quarter ended March 31, 2003.

    None.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
By:	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer

May 14, 2003

CERTIFICATION PURSANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, James W.P. Reid-Anderson, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Dade Behring Holdings, Inc.;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ JAMES W.P. REID-ANDERSON James W.P. Reid-Anderson Chairman of the Board, President and Chief Executive Officer

CERTIFICATION PURSANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, John M. Duffey, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Dade Behring Holdings, Inc.

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X-1

QuickLinks

  PART I
  ITEM 1. FINANCIAL STATEMENTS.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
  PART II
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
CERTIFICATION PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX