Form 10-Q
period 2003-06-30
DADE BEHRING HOLDINGS INC
filed 2003-08-13
CIK 1183920

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        Number of Shares of Common Stock, par value $0.01 per share, Outstanding at August 8, 2003: 40,073,732.

DADE BEHRING HOLDINGS, INC.
JUNE 30, 2003 FORM 10-Q—TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002 (Successor Company)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the quarters ended June 30, 2003 (Successor Company) and June 30, 2002 (Predecessor Company)	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the six-months ended June 30, 2003 (Successor Company) and June 30, 2002 (Predecessor Company)	5
	Condensed Consolidated Statement of Changes in Shareholders' Equity for the six-months ended June 30, 2003 (unaudited) (Successor Company)	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six-months ended June 30, 2003 (Successor Company) and June 30, 2002 (Predecessor Company)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits and Reports on Form 8-K	35
	Signature	36

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.

Condensed Consolidated Balance Sheets

		Successor Company
	Successor Company
		December 31, 2002
	June 30, 2003
	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$77.7	$35.5
Restricted cash	8.7	7.9
Accounts receivable, net	283.8	289.7
Inventories	178.6	174.3
Prepaid expenses	14.8	18.9
Deferred income taxes	0.9	0.4

Total current assets	564.5	526.7
Property, plant and equipment, net	397.9	390.5
Debt issuance costs, net	12.7	14.0
Deferred income taxes	7.5	3.5
Identifiable intangible assets, net	410.7	414.3
Goodwill, net	524.7	543.0
Other assets	29.8	26.8

Total assets	$1,947.8	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$3.3	$6.1
Current portion of long-term debt	—	5.0
Accounts payable	74.8	76.8
Accrued liabilities	222.8	228.5

Total current liabilities	300.9	316.4
Long-term debt	747.3	760.7
Deferred income taxes	120.7	122.6
Other liabilities	148.7	131.0

Total liabilities	1,317.6	1,330.7

Commitments and contingencies
Shareholders' equity:
Successor Company Common Stock: $.01 par value; 65,000,000 and 50,000,000 shares authorized at June 30, 2003 and December 31, 2002, respectively; 40,071,572 and 39,929,479 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	0.4	0.4
Additional paid-in capital	645.8	643.1
Unearned stock-based compensation	(0.1)	—
Accumulated deficit	(22.8)	(48.6)
Accumulated other comprehensive income (loss)	6.9	(6.8)

Total shareholders' equity	630.2	588.1

Total liabilities and shareholders' equity	$1,947.8	$1,918.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Successor Company	Predecessor Company
	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$361.7	$318.0
Cost of goods sold	169.2	156.5

Gross profit	192.5	161.5
Operating costs and expenses:
Marketing and administrative expenses	121.0	108.1
Research and development expenses	30.5	22.4
Cost reduction programs expense	—	0.9
Restructuring expense, net	—	(0.5)

Income from operations	41.0	30.6
Other (expense) income:
Interest expense	(20.5)	(32.2)
Interest income	0.9	0.8
Balance sheet restructuring costs	—	(8.7)
Foreign exchange gain	1.8	4.0
Other	—	(0.5)

Income (loss) before income tax	23.2	(6.0)
Income tax expense	8.2	1.9

Net income (loss)	15.0	(7.9)

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	10.2	8.1
Net (loss) income on derivative instruments	(5.0)	0.1

Other comprehensive income, net of income tax	5.2	8.2

Comprehensive income	$20.2	$0.3

Basic net income per Successor Company common share:	$0.37
Diluted net income per Successor Company common share:	$0.36
Basic and diluted net loss per Predecessor Company Class L and Common shares:		$(0.18)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Successor Company	Predecessor Company
	Six-months Ended June 30, 2003	Six-months Ended June 30, 2002
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$704.4	$624.2
Cost of goods sold	333.1	304.7

Gross profit	371.3	319.5
Operating costs and expenses:
Marketing and administrative expenses	234.6	207.1
Research and development expenses	56.3	41.2
Cost reduction programs expense	—	1.9
Restructuring expense, net	—	1.4

Income from operations	80.4	67.9
Other (expense) income:
Interest expense	(40.4)	(62.9)
Interest income	1.8	1.7
Balance sheet restructuring costs	—	(12.5)
Foreign exchange loss	(0.4)	(1.4)
Other	(0.6)	(2.5)

Income (loss) before income tax	40.8	(9.7)
Income tax expense	15.0	2.6

Income (loss) before cumulative effect of change in accounting principle	25.8	(12.3)
Cumulative effect of change in accounting principle, net of tax	—	20.0

Net income	25.8	7.7

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	20.2	7.8
Net (loss) income on derivative instruments	(6.5)	0.1

Other comprehensive income, net of income tax	13.7	7.9

Comprehensive income	$39.5	$15.6

Basic net income per Successor Company common share:	$0.64
Diluted net income per Successor Company common share:	$0.62
Basic and diluted income (loss) per Predecessor Company Class L and Common shares:
Loss before cumulative effect of change in accounting principle		$(0.27)
Cumulative effect of change in accounting principle		0.40

Net income		$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

(Dollars in millions, except share-related data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2002	39,929,479	$0.4	$643.1	$—	$(48.6)	$(6.8)	$588.1
Net income	—	—	—	—	25.8	—	25.8
Issuance of stock	70,588	—	1.3	—	—	—	1.3
Issuance of stock options	—	—	0.3	(0.3)	—	—	—
Exercise of stock options	71,505	—	1.1	—	—	—	1.1
Amortization of unearned stock-based compensation	—	—	—	0.2	—	—	0.2
Net loss on derivative instruments, net of income taxes	—	—	—	—	—	(6.5)	(6.5)
Foreign currency translation adjustment	—	—	—	—	—	20.2	20.2

Balance at June 30, 2003	40,071,572	$0.4	$645.8	$(0.1)	$(22.8)	$6.9	$630.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	Six-months Ended June 30, 2003	Six-months Ended June 30, 2002
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$25.8	$7.7
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(20.0)
Depreciation and amortization expense	65.8	56.0
Net loss on disposal of fixed assets	1.6	3.8
Stock-based compensation expense	1.5	0.8
Deferred income taxes	10.0	0.1
Changes in balance sheet items:
Accounts receivable, net	20.2	(22.9)
Inventories	2.8	8.4
Prepaid expenses	4.6	0.3
Accounts payable	(4.9)	(18.7)
Accrued liabilities	(21.9)	4.5
Other, net	2.0	12.2

Net cash flow provided by operating activities	107.5	32.2
Investing Activities:
Capital expenditures	(45.3)	(38.3)

Net cash flow utilized for investing activities	(45.3)	(38.3)

Net cash flow provided (utilized) before financing activities	62.2	(6.1)
Financing Activities:
(Increase) decrease in restricted cash	(0.1)	1.8
Net repayments related to short-term debt	(2.9)	(4.3)
Repayments of borrowings under new bank credit agreement	(20.0)	—
Proceeds from exercise of stock options	1.1	—
Repayments of borrowings related to former revolving credit facility	—	(6.2)
Repayments of borrowings under former bank credit agreement	—	(17.5)

Net cash flow utilized for financing activities	(21.9)	(26.2)
Effect of foreign exchange rates on cash	1.9	1.9

Net increase (decrease) in cash and cash equivalents	42.2	(30.4)
Cash and Cash Equivalents:
Beginning of Period	35.5	86.8

End of Period	$77.7	$56.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

        On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries, including DBI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"). The companies party to the bankruptcy proceedings are collectively referred to as the "Debtors." On August 1, 2002, the Debtors filed their Disclosure Statement for their Joint Chapter 11 Plan of Reorganization ("POR"). No other subsidiaries of Dade Behring Holdings, Inc., which primarily operate outside of the United States filed for relief under the United States Bankruptcy Code. On September 18, 2002, the Bankruptcy Court confirmed the POR. All conditions under the confirmation of the POR were subsequently met, and the POR became effective on October 3, 2002, resulting in the Debtors effecting a new capital structure. The POR and associated new senior credit agreement / capital structure provided for the following:

  •
  A restructuring of the Company's debt occurred that reduced the principal amount of the Company's outstanding indebtedness by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (50,000,000 shares were initially authorized; 65,000,000 shares are currently authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of existing senior debt, senior subordinated notes and management.

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

2.    Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2002 consolidated financial statements of the Company included in the Company's 2002 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management's opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and six-months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        Although the POR became effective on October 3, 2002, for financial reporting convenience purposes, the Company recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, consolidated financial statements for the Company for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." Aside from the effects of fresh-start reporting and new accounting pronouncements adopted on October 2, 2002, the Successor Company follows the same accounting policies as the Predecessor Company. All references in these notes to the quarter ended and six-months ended June 30, 2002 are to the Predecessor Company. All references to the quarter ended and six-months ended June 30, 2003 are to the Successor Company.

        SOP 90-7 provides that reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied are first credited to goodwill. Accordingly, $18.3 million of decreases to certain deferred tax asset valuation allowances during the six-months ended June 30, 2003 resulted in a corresponding reduction to goodwill. The decreases to certain deferred tax asset valuation allowances are due to the utilization of net operating loss carryforwards, predominantly in the U.S.

Balance Sheet Restructuring Costs

        The Company has recorded all incremental professional and bank fees directly associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002 in a separate line item on the Condensed Consolidated Statement of Operations titled "Balance Sheet Restructuring Costs." For the quarters ended and six-months ended June 30, 2003 and 2002, balance sheet restructuring costs included the following (in millions):

	Quarter ended June 30, 2003	Quarter ended June 30, 2002	Six-months ended June 30, 2003	Six-months ended June 30, 2002
Professional fees	$—	$6.3	$—	$9.6
Bank fees not associated with the new debt facilities	—	1.1	—	1.5
Other	—	1.3	—	1.4

	$—	$8.7	$—	$12.5

Earnings Per Share

        The computation of basic and diluted income per share for the Successor Company is set forth in the following table (dollars in millions, except for share data).

	Quarter ended June 30, 2003	Six-months ended June 30, 2003
Net income	$15.0	$25.8

Weighted average outstanding common shares
Basic	40,057,077	40,003,210
Effect of dilutive securities (stock options)	1,647,309	1,349,324

Diluted	41,704,386	41,352,534

Basic net income per share	$0.37	$0.64
Diluted net income per share	$0.36	$0.62

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

        As of June 30, 2002, the Predecessor Company had the following common stock outstanding:

    Class L common stock: cumulative 12%; $.01 par value; 8,000,000 shares authorized; 6,714,520 shares issued and 4,608,552 shares outstanding

    Common stock: $.01 par value; 80,000,000 shares authorized; 58,336,804 shares issued and 39,093,960 shares outstanding

    Class B common stock: $.01 par value; 6,000,000 shares authorized: 6,000,000 shares issued and outstanding at June 30, 2002; convertible on a 1-for-1 basis into Common stock

        The computations of basic and diluted income per share for the Predecessor Company are set forth in the following table (dollars in millions, except per share data).

	Quarter ended June 30, 2002	Six-months ended June 30, 2002
Loss before cumulative effect of change in accounting principle	$(7.9)	$(12.3)
Less preferred stock dividends	0.9	1.3

Loss before cumulative effect of change in accounting principle available for common stock	(8.8)	(13.6)
Cumulative effect of change in accounting principle	—	20.0

Net (loss) income available for common stock	$(8.8)	$6.4

Basic and diluted weighted average outstanding common shares	49,702,512	49,702,512

Basic and diluted (loss) income per Class L common share and Common share:
Loss before cumulative effect of change in accounting principle	$(0.18)	$(0.27)
Cumulative effect of change in accounting principle	—	0.40

Net (loss) income available for common stock	$(0.18)	$0.13

        Predecessor Company outstanding stock options at June 30, 2002 of 8.7 million, were not included because to do so would have been anti-dilutive.

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

	Quarter ended June 30, 2003	Quarter ended June 30, 2002
	(in millions, except per share data)
Net income (loss) available for common stock as reported	$15.0	$(8.8)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.1	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.2)	(0.7)

Pro forma net income (loss)	$13.9	$(9.1)

Successor Company income per share:
Basic as reported	$0.37
Basic pro forma	$0.34
Diluted as reported	$0.36
Diluted pro forma	$0.34
Predecessor Company loss per share:
Basic and diluted loss per Class L common share and Common share as reported		$(0.18)
Basic and diluted loss per Class L common share and Common share pro forma		$(0.18)
	Six-months ended June 30, 2003	Six-months ended June 30, 2002
	(in millions, except per share data)
Net income available for common stock as reported	$25.8	$6.4
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.9	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3.6)	(1.4)

Pro forma net income	$23.1	$5.8

Successor Company income per share:
Basic as reported	$0.64
Basic pro forma	$0.58
Diluted as reported	$0.62
Diluted pro forma	$0.57
Predecessor Company income per share:
Basic and diluted income per Class L common share and Common share as reported		$0.13
Basic and diluted income per Class L common share and Common share pro forma		$0.12

        In May 2003, the Company's shareholders approved the Employee Stock Purchase Plan. Under this plan, employees may contribute 1% to 12% of their salary during an offering period (6 months) to purchase stock on the last day of the offering period. The stock is purchased at a discount of 15% of the lesser of the market price on the first or last day of the offering period. The Company has 1,000,000 authorized shares reserved for this plan; therefore, the Company does not intend to purchase the shares on the open market at the end of an offering period. This plan qualifies an an "employee stock purchase plan" under Section 423 of the Internal Revenue Code and has been determined to meet the noncompensatory plan requirements of APB No. 25. As such, no employee compensation expense has been recorded under this plan.

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

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 defines variable interest entities ("VIE") and requires that the assets, liabilities, non-controlling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or before January 31, 2003, the guidance will be applied at the beginning of the third quarter of 2003. For VIE's created after that date, the guidance will be applied immediately; however, no VIE's have been created by the Company. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As the Company does not have any VIE's, FIN 46 does not currently have an effect on the Company's consolidated financial statements.

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

	June 30, 2003	December 31, 2002
Raw materials	$28.9	$27.9
Work-in-process	40.8	36.2
Finished products	108.9	110.2

Total inventories	$178.6	$174.3

4.    Identifiable Intangible Assets

        Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years), except for trade names and trademarks, which are not subject to amortization since they have an indefinite life. Identifiable intangible assets include the following at June 30, 2003 and December 31, 2002 (in millions):

	June 30, 2003			December 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	125.9	$(9.8)	116.1	122.4	$(3.0)	119.4
Developed technology	126.5	(13.9)	112.6	120.6	(4.3)	116.3
Internally developed software	35.7	(2.9)	32.8	31.2	(0.9)	30.3
Patents	15.6	(1.4)	14.2	13.7	(0.4)	13.3

	$438.7	$(28.0)	$410.7	$422.9	$(8.6)	$414.3

        Amortization expense totaled $9.3 million and $4.5 million for the quarters ended June 30, 2003 and 2002, respectively, and $18.9 million and $8.0 million for the six-months ended June 30, 2003 and 2002, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets (based on currently existing intangible assets, which are significantly different from those as of June 30, 2002 due to the application of fresh-start reporting) during the period from 2003 through 2007 is $37.2 million.

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

        The following tables summarize the Company's restructuring activity for the period ended June 30, 2003 (in millions):

	Facility and Other Exit Costs	Severance and Relocation	Total
1997 Behring Allocation Reserve
Reserve balance, December 31, 2002	$1.5	$0.4	$1.9
Cash payments	—	(0.1)	(0.1)

Reserve balance, June 30, 2003	$1.5	$0.3	$1.8

	Facility and Other Exit Costs	Severance	Total
2000 Reserve
Reserve balance, December 31, 2002	$0.3	$0.7	$1.0
Cash payments	—	(0.2)	(0.2)

Reserve balance, June 30, 2003	$0.3	$0.5	$0.8

	Facility and Other Exit Costs	Severance	Total
2001 Reserve
Reserve balance, December 31, 2002	$1.0	$1.2	$2.2
Cash payments	(0.1)	(0.6)	(0.7)

Reserve balance, June 30, 2003	$0.9	$0.6	$1.5

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

        Earnings before interest and income taxes ("EBIT") is a primary profitability measure used to evaluate the segments. Financial information by segment for the six-months and quarters ended June 30, 2003 and 2002 is summarized as follows (in millions):

	GCM-North America	GCM-International	Global Operations	All Other(1)	Total
Quarter ended June 30, 2003
Revenue from external customers:
Core Chemistry	$124.5	$106.1	$—	$—	$230.6
Hemostasis	23.1	36.2	—	—	59.3
Microbiology	20.1	15.3	—	—	35.4
Infectious Disease	0.3	19.6	—	—	19.9
Mature Products	6.5	7.4	2.6	—	16.5

Total	$174.5	$184.6	$2.6	$—	$361.7

Depreciation and amortization	5.1	13.8	11.8	2.9	33.6
Segment EBIT	68.7	59.8	(61.1)	(24.6)	42.8
Quarter ended June 30, 2002
Revenue from external customers:
Core Chemistry	$111.8	$85.0	$—	$—	$196.8
Hemostasis	22.9	28.7	—	—	51.6
Microbiology	19.1	13.4	—	—	32.5
Infectious Disease	0.4	17.6	—	—	18.0
Mature Products	7.6	10.4	1.1	—	19.1

Total	$161.8	$155.1	$1.1	$—	$318.0

Depreciation and amortization	2.9	13.7	8.0	4.5	29.1
Segment EBIT	63.4	43.7	(54.7)	(27.0)	25.4

	GCM-North America	GCM-International	Global Operations	All Other(1)	Total
Six-months ended June 30, 2003
Revenue from external customers:
Core Chemistry	$243.5	$202.9	$—	$—	$446.4
Hemostasis	45.5	71.1	—	—	116.6
Microbiology	39.1	28.4	—	—	67.5
Infectious Disease	0.5	38.5	—	—	39.0
Mature Products	12.8	17.1	5.0	—	34.9

Total	$341.4	$358.0	$5.0	$—	$704.4

Depreciation and amortization	10.0	27.0	23.4	5.4	65.8
Segment EBIT	131.8	114.8	(117.2)	(50.0)	79.4
Six-months ended June 30, 2002
Revenue from external customers:
Core Chemistry	$228.5	$161.0	$—	$—	$389.5
Hemostasis	42.8	58.0	—	—	100.8
Microbiology	36.0	25.0	—	—	61.0
Infectious Disease	0.5	32.9	—	—	33.4
Mature Products	16.3	21.0	2.2	—	39.5

Total	$324.1	$297.9	$2.2	$—	$624.2

Depreciation and amortization	5.7	26.6	15.7	8.0	56.0
Segment EBIT	125.3	83.8	(104.1)	(53.5)	51.5

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

        A reconciliation of segment EBIT to income (loss) before income tax and cumulative effect of change in accounting principle for the quarters and six-months ended June 30, 2003 and 2002 is summarized as follows (in millions):

	Quarter ended June 30, 2003	Quarter ended June 30, 2002
Reconciliation of Segment EBIT to Income (loss) before income tax and cumulative effect of change in accounting principle
Total Segment EBIT	$42.8	$25.4
Less: Interest expense, net	(19.6)	(31.4)

Income (loss) before income tax and cumulative effect of change in accounting principle	$23.2	$(6.0)

	Six-months ended June 30, 2003	Six-months ended June 30, 2002
Reconciliation of Segment EBIT to Income (loss) before income tax and cumulative effect of change in accounting principle
Total Segment EBIT	$79.4	$51.5
Less: Interest expense, net	(38.6)	(61.2)

Income (loss) before income tax and cumulative effect of change in accounting principle	$40.8	$(9.7)

        Goodwill at December 31, 2002 aggregated $543.0 million. The amount of goodwill allocated to each segment at December 31, 2002 was $271.5 million for Global Operations, $135.8 for Global Customer Management-North America, and $135.7 million for Global Customer Management-International. Goodwill at June 30, 2003 aggregated $524.7 million. The amount of goodwill allocated to each segment at June 30, 2003 was $264.6 million for Global Operations, $128.9 for Global Customer Management-North America, and $131.2 million for Global Customer Management-International. The change in goodwill balances during the first six months of 2003 are due to reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Per SOP 90-7, the reductions were credited first to goodwill.

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

Successor Company Condensed Consolidating Balance Sheet
June 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$53.6	$0.3	$23.8	$—	$77.7
Restricted cash	—	—	—	8.7	—	8.7
Accounts receivable, net	—	76.4	12.2	195.2	—	283.8
Inventories	—	69.7	25.2	105.8	(22.1)	178.6
Prepaid expenses	—	2.5	1.9	10.4	—	14.8
Deferred income taxes	—	—	—	0.9	—	0.9

Total current assets	—	202.2	39.6	344.8	(22.1)	564.5
Property, plant and equipment, net	—	147.4	37.3	220.3	(7.1)	397.9
Debt issuance costs, net	—	12.7	—	—	—	12.7
Goodwill, net	—	524.7	—	—	—	524.7
Deferred income taxes	—	—	—	7.5	—	7.5
Identifiable intangible assets, net	—	281.1	13.2	133.6	(17.2)	410.7
Other assets	(0.4)	16.5	2.1	11.6	—	29.8
Intercompany receivables	467.8	878.3	458.1	6.7	(1,810.9)	—
Investments in affiliates	622.2	481.3	—	—	(1,103.5)	—

Total assets	$1,089.6	$2,544.2	$550.3	$724.5	$(2,960.8)	$1,947.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$3.3	$—	$3.3
Accounts payable	—	29.3	7.1	38.4	—	74.8
Accrued liabilities	—	96.9	10.3	115.6	—	222.8

Total current liabilities	—	126.2	17.4	157.3	—	300.9
Long-term debt	—	747.3	—	—	—	747.3
Deferred income taxes	—	62.0	0.4	58.3	—	120.7
Other liabilities	—	66.9	0.1	81.7	—	148.7
Intercompany payables	459.4	919.6	218.5	213.4	(1,810.9)	—

Total liabilities	459.4	1,922.0	236.4	510.7	(1,810.9)	1,317.6
Total shareholders' equity	630.2	622.2	313.9	213.8	(1,149.9)	630.2

Total liabilities and shareholders' equity	$1,089.6	$2,544.2	$550.3	$724.5	$(2,960.8)	$1,947.8

Successor Company Condensed Consolidating Balance Sheet
December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$16.3	$—	$19.2	$—	$35.5
Restricted cash	—	—	—	7.9	—	7.9
Accounts receivable, net	—	78.5	13.9	197.3	—	289.7
Inventories	—	70.9	24.2	95.3	(16.1)	174.3
Prepaid expenses	—	9.8	0.7	8.4	—	18.9
Deferred income taxes	—	—	—	0.4	—	0.4

Total current assets	—	175.5	38.8	328.5	(16.1)	526.7
Property, plant and equipment, net	—	151.4	39.6	204.0	(4.5)	390.5
Debt issuance costs, net	—	14.0	—	—	—	14.0
Goodwill, net	—	543.0	—	—	—	543.0
Deferred income taxes	—	—	—	3.5	—	3.5
Identifiable intangible assets, net	—	287.7	13.0	130.5	(16.9)	414.3
Other assets	—	16.9	1.8	8.1	—	26.8
Intercompany receivables	459.6	926.8	450.1	183.4	(2,019.9)	—
Investments in affiliates	587.8	424.8	—	—	(1,012.6)	—

Total assets	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$6.1	$—	$6.1
Current portion of long-term debt	—	5.0	—	—	—	5.0
Accounts payable	—	29.7	6.2	40.9	—	76.8
Accrued liabilities	—	123.2	8.8	96.5	—	228.5

Total current liabilities	—	157.9	15.0	143.5	—	316.4
Long-term debt	—	760.7	—	—	—	760.7
Deferred income taxes	—	62.4	—	60.2	—	122.6
Other liabilities	—	58.8	0.1	72.1	—	131.0
Intercompany payables	459.3	912.5	110.5	537.6	(2,019.9)	—

Total liabilities	459.3	1,952.3	125.6	813.4	(2,019.9)	1,330.7
Total shareholders' equity	588.1	587.8	417.7	44.6	(1,050.1)	588.1

Total liabilities and shareholders' equity	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Successor Company Condensed Consolidating Statement of Operations
Quarter Ended June 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$181.2	$55.1	$193.7	$(68.3)	$361.7
Cost of goods sold	—	97.1	28.8	107.3	(64.0)	169.2

Gross profit	—	84.1	26.3	86.4	(4.3)	192.5
Operating costs and expenses:
Marketing and administrative expenses	—	60.6	3.0	57.4	—	121.0
Research and development expenses	—	16.3	2.4	11.8	—	30.5

Income from operations	—	7.2	20.9	17.2	(4.3)	41.0
Other (expense) income:
Interest expense	—	(17.7)	—	(5.1)	2.3	(20.5)
Interest income	—	2.5	—	0.7	(2.3)	0.9
Other, primarily intercompany charges	—	29.7	(26.5)	(0.8)	(0.6)	1.8

Income (loss) before income tax	—	21.7	(5.6)	12.0	(4.9)	23.2
Income tax (benefit) expense	—	(0.9)	—	1.7	7.4	8.2

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	22.6	(5.6)	10.3	(12.3)	15.0
Equity in earnings of unconsolidated subsidiaries	15.0	(7.6)	—	—	(7.4)	—

Net income (loss)	$15.0	$15.0	$(5.6)	$10.3	$(19.7)	$15.0

Successor Company Condensed Consolidating Statement of Operations
Six-months Ended June 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$354.6	$109.2	$378.1	$(137.5)	$704.4
Cost of goods sold	—	191.8	58.3	211.7	(128.7)	333.1

Gross profit	—	162.8	50.9	166.4	(8.8)	371.3
Operating costs and expenses:
Marketing and administrative expenses	—	117.2	5.6	111.8	—	234.6
Research and development expenses	—	29.3	4.8	22.2	—	56.3

Income from operations	—	16.3	40.5	32.4	(8.8)	80.4
Other (expense) income:
Interest expense	—	(35.6)	—	(9.7)	4.9	(40.4)
Interest income	—	5.1	0.1	1.5	(4.9)	1.8
Other, primarily intercompany charges	—	36.3	(26.8)	(10.6)	0.1	(1.0)

Income before income tax	—	22.1	13.8	13.6	(8.7)	40.8
Income tax expense (benefit)	—	(0.9)	—	2.3	13.6	15.0

Income before equity in earnings of unconsolidated subsidiaries	—	23.0	13.8	11.3	(22.3)	25.8
Equity in earnings of unconsolidated subsidiaries	25.8	2.8	—	—	(28.6)	—

Net income	$25.8	$25.8	$13.8	$11.3	$(50.9)	$25.8

Predecessor Company Condensed Consolidating Statement of Operations
Quarter Ended June 30, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$166.1	$47.6	$155.0	$(50.7)	$318.0
Cost of goods sold	—	94.7	26.8	82.9	(47.9)	156.5

Gross profit	—	71.4	20.8	72.1	(2.8)	161.5
Operating costs and expenses:
Marketing and administrative expenses	—	58.2	3.3	46.6	—	108.1
Research and development expenses	—	12.8	2.3	7.3	—	22.4
Cost reduction programs expense	—	0.2	—	0.7	—	0.9
Restructuring expense, net	—	(0.5)	—	—	—	(0.5)

Income from operations	—	0.7	15.2	17.5	(2.8)	30.6
Other (expense) income:
Interest expense	—	(28.8)	—	(5.4)	2.0	(32.2)
Interest income	—	1.6	—	1.2	(2.0)	0.8
Balance sheet restructuring costs	—	(8.7)	—	—	—	(8.7)
Other, primarily intercompany charges	—	9.8	(0.3)	(4.5)	(1.5)	3.5

Income (loss) before income tax	—	(25.4)	14.9	8.8	(4.3)	(6.0)
Income tax expense	—	0.1	—	2.0	(0.2)	1.9

Income (loss) before equity in earnings of unconsolidated subsidiaries		(25.5)	14.9	6.8	(4.1)	(7.9)
Equity in earnings of unconsolidated subsidiaries	(7.9)	17.6	—	—	(9.7)	—

Net income (loss)	$(7.9)	$(7.9)	$14.9	$6.8	$(13.8)	$(7.9)

Predecessor Company Condensed Consolidating Statement of Operations
Six-months Ended June 30, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$327.4	$97.2	$296.1	$(96.5)	$624.2
Cost of goods sold	—	188.8	50.0	156.2	(90.3)	304.7

Gross profit	—	138.6	47.2	139.9	(6.2)	319.5
Operating costs and expenses:
Marketing and administrative expenses	—	110.2	6.6	90.3	—	207.1
Research and development expenses	—	25.7	4.0	11.5	—	41.2
Cost reduction programs expense	—	0.4	0.1	1.4	—	1.9
Restructuring expense, net	—	1.8	—	(0.4)	—	1.4

Income from operations	—	0.5	36.5	37.1	(6.2)	67.9
Other (expense) income:
Interest expense	—	(54.6)	—	(11.6)	3.3	(62.9)
Interest income	—	3.0	0.1	1.9	(3.3)	1.7
Balance sheet restructuring costs	—	(12.5)	—	—	—	(12.5)
Other, primarily intercompany charges	—	30.6	(1.4)	(32.2)	(0.9)	(3.9)

Income (loss) before income tax	—	(33.0)	35.2	(4.8)	(7.1)	(9.7)
Income tax expense	—	0.1	—	2.7	(0.2)	2.6

Income before cumulative effect of change in accounting principle and equity in earnings of unconsolidated subsidiaries	—	(33.1)	35.2	(7.5)	(6.9)	(12.3)
Equity in earnings of unconsolidated subsidiaries	7.7	20.8	—	—	(28.5)	—
Cumulative effect of change in accounting principle	—	20.0	—	—	—	20.0

Net income (loss)	$7.7	$7.7	$35.2	$(7.5)	$(35.4)	$7.7

Successor Company Condensed Consolidating Statement of Cash Flows
Six-months Ended June 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$25.8	$25.8	$13.8	$11.3	$(50.9)	$25.8
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(25.8)	(2.8)	—	—	28.6	—
Depreciation and amortization expense	—	24.5	5.5	37.5	(1.7)	65.8
Net loss on disposal of fixed assets	—	0.5	0.2	0.9	—	1.6
Stock-based compensation expense	—	1.5	—	—	—	1.5
Deferred income taxes	—	—	—	10.0	—	10.0
Changes in balance sheet items:
Accounts receivable, net	—	2.1	1.7	16.4	—	20.2
Inventories	—	1.2	(1.0)	2.6	—	2.8
Prepaid expenses	—	7.3	(1.2)	(1.5)	—	4.6
Accounts payable	—	(0.4)	0.9	(5.4)	—	(4.9)
Accrued liabilities	—	(26.3)	1.5	2.9	—	(21.9)
Other, net	(1.1)	36.5	(17.3)	(40.1)	24.0	2.0

Net cash flow provided by (utilized for) operating activities	(1.1)	69.9	4.1	34.6	—	107.5

Investing Activities:
Capital expenditures	—	(12.6)	(3.8)	(28.9)	—	(45.3)

Net cash flow utilized for investing activities	—	(12.6)	(3.8)	(28.9)	—	(45.3)

Financing Activities:
Increase in restricted cash	—	—	—	(0.1)	—	(0.1)
Net repayments related to short-term debt	—	—	—	(2.9)	—	(2.9)
Repayments of borrowings under new bank credit facility	—	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options	1.1	—	—	—	—	1.1

Net cash flow (utilized for) provided by financing activities	1.1	(20.0)	—	(3.0)	—	(21.9)

Effect of foreign exchange rates on cash	—	—	—	1.9	—	1.9
Net increase in cash and cash equivalents	—	37.3	0.3	4.6	—	42.2
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5

End of Period	$—	$53.6	$0.3	$23.8	$—	$77.7

Predecessor Company Condensed Consolidating Statement of Cash Flows
Six-months Ended June 30, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income (loss)	$7.7	$7.7	$35.2	$(7.5)	$(35.4)	$7.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	(7.7)	(20.8)	—	—	28.5	—
Cumulative effect of change in accounting principle	—	(20.0)	—	—	—	(20.0)
Depreciation and amortization expense	—	23.8	5.5	26.7	—	56.0
Net loss on disposal of fixed assets	—	1.2	1.2	1.4	—	3.8
Stock-based compensation expense	—	0.8	—	—	—	0.8
Deferred income taxes	—	—	—	0.1	—	0.1
Changes in balance sheet items:
Accounts receivable, net	(0.3)	(1.1)	10.9	(32.4)	—	(22.9)
Inventories	—	1.1	4.5	2.8	—	8.4
Prepaid expenses	—	0.7	0.4	(0.8)	—	0.3
Accounts payable	—	(8.4)	—	(10.3)	—	(18.7)
Accrued liabilities	—	3.8	(1.0)	1.7	—	4.5
Other, net	0.3	16.7	(53.2)	41.5	6.9	12.2

Net cash flow provided by operating activities	—	5.5	3.5	23.2	—	32.2

Investing Activities:
Capital expenditures	—	(11.9)	(3.9)	(22.5)	—	(38.3)

Net cash flow utilized for investing activities		(11.9)	(3.9)	(22.5)	—	(38.3)

Financing Activities:
Decrease in restricted cash	—	—	—	1.8	—	1.8
Net repayments related to short-term debt	—	—	—	(4.3)	—	(4.3)
Repayments of borrowings related to former revolving credit facility	—	(4.5)	—	(1.7)	—	(6.2)
Repayments of borrowings related to former bank credit agreement	—	(17.5)	—	—	—	(17.5)

Net cash flow utilized for financing activities		(22.0)		(4.2)		(26.2)

Effect of foreign exchange rates on cash	—			1.9	—	1.9
Net decrease in cash and cash equivalents	—	(28.4)	(0.4)	(1.6)	—	(30.4)
Cash and Cash Equivalents:	—
Beginning of Period	—	67.8	0.4	18.6	—	86.8

End of Period	$—	$39.4	$—	$17.0	$—	$56.4

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

        Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, cash flow and liquidity. Such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies such as healthcare reimbursement policies, and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in our registration statement on Form S-1 dated April 11, 2003 filed by the Company with the Securities and Exchange Commission.

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

        As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." The effects of fresh-start reporting and new accounting pronouncements have materially changed the amounts previously recorded in our Predecessor Company's consolidated financial statements. All references to periods ended June 30, 2002 are to the Predecessor Company. All references to periods ended June 30, 2003 are to the Successor Company.

        The Plan of Reorganization and associated new senior credit agreement and capital structure provided for the following:

  •
  A restructuring of our debt occurred that reduced the principal amount of our outstanding indebtedness (excluding short-term debt under non-U.S. credit lines) by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring then existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (65,000,000 shares are authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of the then existing senior debt, senior subordinated notes and management.

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

Successor Company Quarter Ended June 30, 2003 Compared to Predecessor Company Quarter Ended June 30, 2002

        In order to provide a meaningful basis of comparing the quarters ended June 30, 2003 and 2002, for purposes of the following discussion, the operating results of the Successor Company for the quarter ended June 30, 2003 are compared to the Predecessor Company for the quarter ended June 30, 2002. Changes to our capital structure and the adoption of fresh-start reporting primarily affects depreciation, amortization and interest expenses.

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

        Net Sales.    Net sales for the quarter ended June 30, 2003 totaled $361.7 million as compared to $318.0 million in the corresponding prior year quarter.

        Sales for each segment were as follows (in millions):

	Quarter Ended
	June 30, 2003	June 30, 2002	% Change
GCM-North America	$174.5	$161.8	7.8%
GCM-International	184.6	155.1	19.0%
Global Operations	2.6	1.1	136.4%

Total	$361.7	$318.0	13.7%

        Adjusting for favorable impact of foreign currency rate changes of $26.4 million, 2003 sales increased $17.3 million or 5.0% for the quarter. On a constant currency basis, sales increased $12.1 million or 7.5% in GCM-North America, and $3.9 million or 2.2% across GCM-International locations. The increase on a constant currency basis can be attributed in part to a $19.9 million or 9.4% increase in core chemistry sales primarily driven by Dimension® product sales globally. During the quarter, the successful launch of the Dimension® RxL Max and higher placements of Dimension® Xpand™ contributed to the growth. The growth can also be attributed to a $1.8 million or 3.1% increase in hemostasis product sales with the strongest growth at international locations, a $1.7 million or 5.0% increase in microbiology product sales, offset by a $1.4 million or 6.8% decrease in infectious disease product sales and a $4.7 million or 22.0% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        The installed base of instruments placed with customers grew approximately 1.0% compared to the installed base at March 31, 2003. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service. Growth in the installed base of instruments for Dimension® RxL, RxLMax™, and Xpand™ has driven much of the sales growth seen in our Dimension® products. Gains in the Hemostasis installed base have been driven by successes in CA-1500, CA-500, and PFA-100 instrument placements. For Microbiology, new installations of our AutoScan® and Walkaway® series of instruments continue to drive growth while the BEP®III and BEP 2000 instruments have been the primary contributors of installed base growth for the Infectious Disease product line. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in higher priced, specialty reagents, have further contributed to our sales growth.

        Gross Profit.    Gross profit for the quarter ended June 30, 2003 increased $31.0 million to $192.5 million as compared to $161.5 million in the corresponding prior year period. On a constant currency basis gross profit increased $16.8 million. The increase is attributable primarily to higher sales. Gross profit was negatively impacted by an increase of $1.6 million in depreciation and amortization charges related to the implementation of fresh-start reporting. Gross profit margin for the quarter ended June 30, 2003 was 53.2% as compared to 50.8% in the corresponding prior year period. The 2.4 percentage point margin improvement is attributable primarily to the favorable mix of product sales, cost reduction initiatives and favorable currency changes offset by the above mentioned impact of fresh-start reporting.

        Marketing and Administrative Expense.    Marketing and administrative expense for the quarter ended June 30, 2003 increased $12.9 million to $121.0 million, or 33.5% of sales, as compared to $108.1 million, or 34.0% of sales, in the prior year period. The increase in expense was attributable primarily to $8.0 million related to changes in foreign currency exchange rates, $1.3 million of incremental depreciation and amortization related to the creation of certain intangible assets and changes in fixed asset values and lives under fresh-start reporting and increased costs related to marketing and communication initiatives.

        Research and Development Expense.    Research and development expense for the quarter ended June 30, 2003 totaled $30.5 million (8.4% of sales) and was 36.2% higher than the prior year. On a constant currency basis, research and development expense increased $6.4 million or 26.6% over the corresponding prior year period. We expect spending levels to remain approximately 8%—9% of sales and above prior year levels as we increase investments in new product development, such as the next generation Dimension® Vista™ instrument and new assays for all product lines.

        Cost Reduction Programs Expense.    In connection with cost reduction programs previously initiated, we recognized $0.9 million of expenses during the quarter ended June 30, 2002 that did not qualify for treatment as exit costs under Emerging Issues Task Force Issue No. 94-3. No such expenses were incurred in 2003.

        Restructuring Expense, net.    We recorded $0.5 million, net of restructuring reserve reversals during the quarter ended June 30, 2002. This related to an extension of the cost reduction programs approved in 2000 and 2001. No such expenses or reversals were recorded in 2003.

        Income from Operations.    Income from operations for the quarter ended June 30, 2003 increased $10.4 million to $41.0 million compared to $30.6 million in the prior year. The increase in income from operations for the quarter ended June 30, 2003 is due primarily to the impacts of improved gross profit, and lower cost reduction and restructuring expenses, offset by increased research and development spending and higher marketing and administrative expenses.

        Interest Expense.    Interest expense for the quarter ended June 30, 2003 totaled $20.5 million, a $11.7 million reduction over the corresponding prior year period. These changes are primarily due to lower interest rates and borrowing levels.

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the quarter ended June 30, 2002 were $8.7 million. After August 1, 2002, these costs were classified as reorganization costs. No such costs were incurred in 2003.

        Income Taxes.    An income tax expense of $8.2 million, representing an effective rate of 35.3%, was recorded in the quarter ended June 30, 2003, as compared to $1.9 million, representing an effective tax rate of negative 31.7%, in the quarter ended June 30, 2002. The recording of valuation allowances had an unfavorable impact on the effective tax rate for the quarter ended June 30, 2003. The negative effective tax rate for the quarter ended June 30, 2002 is attributable to the recording of valuation allowances.

        Net Income.    The net income for the quarter ended June 30, 2003 was $15.0 million as compared to a net loss of $7.9 million in the prior year, an increase of $22.9 million. The increase in net income is due to higher income from operations, lower interest expense and balance sheet restructuring costs, offset by higher income tax expense.

Successor Company Six-Months Ended June 30, 2003 Compared to Predecessor Company Six-Months Ended June 30, 2002

        In order to provide a meaningful basis of comparing the six-months ended June 30, 2003 and 2002, for purposes of the following discussion, the operating results of the Successor Company for the six-months ended June 30, 2003 are compared to the Predecessor Company for the six-months ended June 30, 2002. Changes to our capital structure and the adoption of fresh-start reporting primarily affects depreciation, amortization and interest expenses.

        In the discussion below, we make comparisons on a "constant currency" basis, which is not a U.S. GAAP defined measure. We believe this measure provides for a meaningful analysis of the underlying activity since it eliminates the effect of changes in foreign currency exchange rates. When making comparisons on a constant currency basis, we have calculated the change by comparing the applicable reported current year amount to the corresponding amount from the prior year in local currency translated at the foreign currency exchange rates for the current year. "Constant currency" as defined or presented by us may not be comparable to similarly titled measures reported by other companies.

        Net Sales.    Net sales for the six-months ended June 30, 2003 totaled $704.4 million as compared to $624.2 million in the corresponding prior year period.

        Sales for each segment were as follows (in millions):

	Six-Months Ended
	June 30, 2003	June 30, 2002	% Change
GCM-North America	$341.4	$324.1	5.3%
GCM-International	358.0	297.9	20.2%
Global Operations	5.0	2.2	127.3%

Total	$704.4	$624.2	12.8%

        Adjusting for favorable impact of foreign currency rate changes of $50.2 million, 2003 sales increased $30.0 million or 4.4% for the six-months. On a constant currency basis, sales increased $16.5 million or 5.1% in GCM-North America, and $11.1 million or 3.2% across GCM-International locations. The increase on a constant currency basis can be primarily attributed to a $30.4 million or 7.3% increase in core chemistry sales primarily driven by Dimension® product sales globally, a $4.1 million or 3.6% increase in hemostasis product sales with the strongest growth in North America, a $4.0 million or 6.4% increase in microbiology product sales, offset by a $0.6 million or 1.6% decrease in infectious disease product sales and an $8.0 million or 18.7% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        The installed base of instruments placed with customers grew approximately 2.3% during the first six-months of 2003. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service. Growth in the installed base of instruments for Dimension® RxL and Dimension® Xpand™ has driven much of the sales growth seen in our Dimension® products. Gains in the Hemostasis installed base have been driven by successes in CA-1500, CA-500, and PFA-100 instrument placements. For Microbiology, new installations of our AutoScan® and Walkaway® series of instruments continue to drive growth while the BEP®III and BEP 2000 instruments have been the primary contributors of installed base growth for the Infectious Disease product line. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in higher priced, specialty reagents, have further contributed to our sales growth.

        Gross Profit.    Gross profit for the six-months ended June 30, 2003 increased $51.8 million to $371.3 million as compared to $319.5 million in the corresponding prior year period. On a constant currency basis gross profit increased $24.3 million. The increase is attributable primarily to higher sales. Gross profit was negatively impacted by an increase of $3.3 million in depreciation and amortization charges related to the implementation of fresh-start reporting. Gross profit margin for the six-months ended June 30, 2003 was 52.7% as compared to 51.2% in the corresponding prior year period. The 1.5 percentage point margin improvement is attributable primarily to favorable product mix, cost reduction initiatives at our manufacturing sites and favorable currency changes offset by the above mentioned impact of fresh-start reporting.

        Marketing and Administrative Expense.    Marketing and administrative expense for the six-months ended June 30, 2003 increased $27.5 million to $234.6 million, or 33.3% of sales, as compared to $207.1 million, or 33.2% of sales, in the prior year period. The increase in expense was attributable primarily to $15.3 million related to changes in foreign currency exchange rates, $2.7 million of incremental depreciation and amortization related to the creation of certain intangible assets and changes in fixed asset values and lives under fresh-start reporting, costs associated with SEC filings, our listing on the NASDAQ National Market, and other on-going public company costs, and a difference in the phasing of marketing costs relative to the first quarter of 2002.

        Research and Development Expense.    Research and development expense for the six-months ended June 30, 2003 totaled $56.3 million (8.0% of sales) and was 36.7% higher than the prior year. On a constant currency basis, research and development expense increased $12.7 million or 29.1% over the corresponding prior year period. We expect spending to continue to remain above prior year levels as we increase investments in new product development, such as the next generation Dimension® Vista™instrument and new assays for all product lines.

        Cost Reduction Programs Expense.    In connection with cost reduction programs previously initiated, we recognized $1.9 million of expenses during the six-months ended June 30, 2002 that did not qualify for treatment as exit costs under Emerging Issues Task Force Issue No. 94-3. No such expenses were incurred in 2003.

        Restructuring Expense.    We recognized $1.4 million of restructuring expense during the six-months ended June 30, 2002. This amount related to an extension of the cost reduction programs approved in 2000 and 2001. No such expenses were incurred in 2003.

        Income from Operations.    Income from operations for the six-months ended June 30, 2003 increased $12.5 million to $80.4 million compared to $67.9 million in the prior year. The increase in income from operations for the six-months ended June 30, 2003 is due primarily to the impacts of improved gross profit, and lower cost reduction and restructuring expenses, offset by increased research and development spending and higher marketing and administrative expenses.

        Interest Expense.    Interest expense for the six-months ended June 30, 2003 totaled $40.4 million, a $22.5 million reduction over the corresponding prior year period. These changes are primarily due to lower interest rates and borrowing levels.

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the six-months ended June 30, 2002 were $12.5 million. After August 1, 2002, these costs were classified as reorganization costs. No such costs were incurred in 2003.

        Income Taxes.    An income tax expense of $15.0 million, representing an effective rate of 36.8%, was recorded in the six-months ended June 30, 2003, as compared to $2.6 million, representing an effective tax rate of negative 26.8%, in the six-months ended June 30, 2002. The recording of valuation allowances had a negative impact on the effective tax rate for the six-months ended June 30, 2003. The negative effective tax rate for the six-months ended June 30, 2002 is attributable to the recording of valuation allowances.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS No. 141, we wrote off negative goodwill and recognized a $20.0 million gain as of January 1, 2002.

        Net Income.    The net income for the six-months ended June 30, 2003 was $25.8 million as compared to $7.7 million in the prior year, an increase of $18.1 million. Excluding the gain recognized in the first quarter of 2002 associated with the cumulative effect of change in accounting principle, net income increased $38.1 million, due to increased income from operations, lower interest expense and balance sheet restructuring costs, offset by higher income tax expense.

Liquidity and Capital Resources

        In order to provide a meaningful basis of comparing the quarters and six-months ended June 30, 2003 and 2002, for purposes of the following discussion, the cash flows of the Successor Company have been compared to the cash flows of the Predecessor Company.

        For the six-months ended June 30, 2003, operating activities provided cash of $107.5 million compared to $32.2 million for the six-months ended June 30, 2002. The increase is primarily due to increased income from operations, lower interest expense and balance sheet restructuring costs, offset by higher income tax expense, the increase in income before cumulative effect of change in accounting principle and improvements in working capital, specifically from the factoring of accounts receivable and improvements in the collection of accounts receivable.

        Net cash flow used for investing activities for the six-months ended June 30, 2003 is $45.3 compared to $38.3 million for the six-months ended June 30, 2002. All investing cash flows are for capital expenditures and the increase in 2003 as compared to 2002 is due primarily to an increase in the use of capital for product development and production activities and, to a lesser extent, for placing our instruments at customers' facilities.

        Financing activities for the six-months ended June 30, 2003 used net cash of $21.9 million, versus $26.2 million for the six-months ended June 30, 2002. The decrease was primarily due to lower repayments on borrowings in 2003.

        Net debt, which we define as short- and long-term debt less cash and cash equivalents and restricted cash, decreased from $728.4 million at December 31, 2002 to $664.2 million at June 30, 2003. This decrease is primarily attributable to having generated $107.5 million of cash flow from operations, which included $35.3 million of incremental draws under accounts receivable factoring facilities, offset by $45.3 million of capital expenditures. During 2003, we made prepayments on our bank debt of $20.0 million during the second quarter and $35.2 million during August.

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

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 defines variable interest entities ("VIE's") and requires that the assets, liabilities, non-controlling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or after January 31, 2003, the guidance will be applied immediately; however, we have not created any VIE's. For VIE's created before that date, the guidance will be applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As the Company does not have any VIE's, FIN 46 does not currently have an effect on the Company's consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

        (a)   Evaluation of Disclosure Controls and Procedures.    Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can therefore be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        (b)   Changes to Internal Controls and Procedures for Financial Reporting.    During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a)
  In accordance with the Corporation's notice and proxy statement dated April 25, 2003, the matters set forth in the paragraphs below were submitted to a vote of stockholders at its May 28, 2003 annual meeting of stockholders

  (b)
  The three director-nominees who received the highest vote totals, who were each elected to a three-year term of office, and whose terms in office will expire in 2006 were: James Reid-Anderson, Jeffrey D. Benjamin and Alan S. Cooper. The directors whose terms of office continued after the annual meeting of stockholders were: N. Leigh Anderson, Ph.D, James G. Andress, Bradley G. Pattelli and Richard W. Roedel.

	Votes For	Votes Withheld or Against	Abstentions and Broker Non-Votes
Election of Directors
James Reid-Anderson	37,876,857	8,595	0
Jeffrey D. Benjamin	37,885,452	0	0
Alan S. Cooper	37,885,452	0	0
  (c)
  The following proposal was recommended by the Corporation's Board of Directors and was approved by a majority of the shares voted.

	Votes For	Votes Withheld or Against	Abstentions and Broker Non-Votes
Approve the Amendment of the Corporation's Certificate of Incorporation to increase the number of authorized shares	21,267,021	66,219	16,552,212
  (d)
  The following proposal was recommended by the Corporation's Board of Directors and was approved by a majority of the shares voted.

	Votes For	Votes Withheld or Against	Abstentions and Broker Non-Votes
Approval of the Dade Behring Nonemployee Directors' Deferred Stock Compensation Plan	37,532,826	87,783	264,843
  (e)
  The following proposal was recommended by the Corporation's Board of Directors and was approved by a majority of the shares voted.

	Votes For	Votes Withheld or Against	Abstentions and Broker Non-Votes
Approval of the Dade Behring Employee Stock Purchase Plan	37,602,809	17,800	264,843

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

  3.1
  Fourth Amended and Restated Certificate of Incorporation of Dade Behring Holdings, Inc.

  31.1
  Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2
  Certification of John M. Duffey, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1
  Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of John M. Duffey, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K during the quarter ended June 30, 2003.

    On May 12, 2003, Dade Behring Holdings, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Dade Behring Holdings, Inc. that reported the results of operations for the first quarter of 2003.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
	By:	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer
August 13, 2003

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Fourth Amended and Restated Certificate of Incorporation of Dade Behring Holdings, Inc.
31.1
Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of John M. Duffey, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Duffey, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
DADE BEHRING HOLDINGS, INC. JUNE 30, 2003 FORM 10-Q—TABLE OF CONTENTS
  PART I
  ITEM 1. FINANCIAL STATEMENTS.
Dade Behring Holdings, Inc. Condensed Consolidated Balance Sheets
Dade Behring Holdings, Inc. Condensed Consolidated Statements of Operations and Comprehensive Income
Dade Behring Holdings, Inc. Condensed Consolidated Statements of Operations and Comprehensive Income
Dade Behring Holdings, Inc. Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited) (Dollars in millions, except share-related data)
Dade Behring Holdings, Inc. Condensed Consolidated Statements of Cash Flows
Dade Behring Holdings, Inc. Notes To Condensed Consolidated Financial Statements (unaudited)
Successor Company Condensed Consolidating Balance Sheet June 30, 2003
Successor Company Condensed Consolidating Balance Sheet December 31, 2002
Successor Company Condensed Consolidating Statement of Operations Quarter Ended June 30, 2003
Successor Company Condensed Consolidating Statement of Operations Six-months Ended June 30, 2003
Predecessor Company Condensed Consolidating Statement of Operations Quarter Ended June 30, 2002
Predecessor Company Condensed Consolidating Statement of Operations Six-months Ended June 30, 2002
Successor Company Condensed Consolidating Statement of Cash Flows Six-months Ended June 30, 2003
Predecessor Company Condensed Consolidating Statement of Cash Flows Six-months Ended June 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
SIGNATURE
EXHIBIT INDEX