Form 10-Q
period 2003-09-30
DADE BEHRING HOLDINGS INC
filed 2003-11-05
CIK 1183920

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        Number of Shares of Common Stock, par value $0.01 per share, Outstanding at October 30, 2003: 40,824,474.

DADE BEHRING HOLDINGS, INC.
SEPTEMBER 30, 2003 FORM 10-Q—TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002 (Successor Company)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the quarters ended September 30, 2003 (Successor Company) and September 30, 2002 (Predecessor Company)	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the nine-months ended September 30, 2003 (Successor Company) and September 30, 2002 (Predecessor Company)	5
	Condensed Consolidated Statement of Changes in Shareholders' Equity for the nine-months ended September 30, 2003 (unaudited) (Successor Company)	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-months ended September 30, 2003 (Successor Company) and September 30, 2002 (Predecessor Company)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	36
	Signature	37

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.

Condensed Consolidated Balance Sheets

	Successor Company	Successor Company
	September 30, 2003	December 31, 2002
	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$66.2	$35.5
Restricted cash	3.2	7.9
Accounts receivable, net	277.0	289.7
Inventories	184.6	174.3
Prepaid expenses	18.0	18.9
Deferred income taxes	0.4	0.4

Total current assets	549.4	526.7
Property, plant and equipment, net	402.7	390.5
Debt issuance costs, net	12.0	14.0
Deferred income taxes	9.4	3.5
Identifiable intangible assets, net	406.4	414.3
Goodwill	517.6	543.0
Other assets	27.9	26.8

Total assets	$1,925.4	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$3.5	$6.1
Current portion of long-term debt	—	5.0
Accounts payable	75.7	76.8
Accrued liabilities	246.9	228.5

Total current liabilities	326.1	316.4
Long-term debt	692.3	760.7
Deferred income taxes	115.3	122.6
Other liabilities	141.5	131.0

Total liabilities	1,275.2	1,330.7

Commitments and contingencies
Shareholders' equity:
Successor Company Common Stock: $.01 par value; 65,000,000 and 50,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively; 40,329,992 and 39,929,479 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	0.4	0.4
Additional paid-in capital	649.6	643.1
Unearned stock-based compensation	(0.1)	—
Accumulated deficit	(13.0)	(48.6)
Accumulated other comprehensive income (loss)	13.3	(6.8)

Total shareholders' equity	650.2	588.1

Total liabilities and shareholders' equity	$1,925.4	$1,918.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Successor Company	Predecessor Company
	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$340.4	$310.2
Cost of goods sold	159.1	162.8

Gross profit	181.3	147.4
Operating costs and expenses:
Marketing and administrative expenses	116.9	115.8
Research and development expenses	30.3	24.1
Cost reduction programs expense	—	1.0
Restructuring expense, net	—	(4.2)

Income from operations	34.1	10.7
Other income (expense):
Interest expense	(19.1)	(29.0)
Interest income	0.6	1.0
Balance sheet restructuring costs	—	(8.7)
Foreign exchange gain (loss)	0.1	(0.4)
Other	(0.5)	(0.2)

Income (loss) before reorganization costs and income tax	15.2	(26.6)
Reorganization costs	—	(35.4)

Income (loss) before income tax	15.2	(62.0)
Income tax expense	5.4	17.5

Net income (loss)	9.8	(79.5)

Other comprehensive income (loss), net of income tax:
Minimum pension liability adjustments	—	(14.3)
Foreign currency translation adjustments	4.0	(5.6)
Net income (loss) on derivative instruments	2.4	(0.6)

Other comprehensive income (loss), net of income tax	6.4	(20.5)

Comprehensive income (loss)	$16.2	$(100.0)

Basic net income per Successor Company common share:	$0.24
Diluted net income per Successor Company common share:	$0.23
Basic and diluted net loss per Predecessor Company Class L and Common shares:		$(1.61)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Successor Company	Predecessor Company
	Nine-months Ended September 30, 2003	Nine-months Ended September 30, 2002
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$1,044.8	$934.4
Cost of goods sold	492.2	467.5

Gross profit	552.6	466.9
Operating costs and expenses:
Marketing and administrative expenses	351.5	322.9
Research and development expenses	86.6	65.3
Cost reduction programs expense	—	2.9
Restructuring expense, net	—	(2.8)

Income from operations	114.5	78.6
Other income (expense):
Interest expense	(59.5)	(91.9)
Interest income	2.4	2.7
Balance sheet restructuring costs	—	(21.2)
Foreign exchange loss	(0.3)	(1.8)
Other	(1.1)	(2.7)

Income (loss) before reorganization costs, income tax and cumulative effect of change in accounting principle	56.0	(36.3)
Reorganization costs	—	(35.4)

Income (loss) before income tax and cumulative effect of change in accounting principle	56.0	(71.7)
Income tax expense	20.4	20.1

Income (loss) before cumulative effect of change in accounting principle	35.6	(91.8)
Cumulative effect of change in accounting principle, net of tax	—	20.0

Net income (loss)	35.6	(71.8)

Other comprehensive income (loss), net of income tax:
Minimum pension liability adjustments	—	(14.3)
Foreign currency translation adjustments	24.2	2.2
Net loss on derivative instruments	(4.1)	(0.5)

Other comprehensive income (loss), net of income tax	20.1	(12.6)

Comprehensive income (loss)	$55.7	$(84.4)

Basic net income per Successor Company common share:	$0.89
Diluted net income per Successor Company common share:	$0.85
Basic and diluted (loss) income per Predecessor Company Class L and Common shares:
Loss before cumulative effect of change in accounting principle		$(1.88)
Cumulative effect of change in accounting principle		0.40

Net loss per share		$(1.48)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

(Dollars in millions, except share-related data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2002	39,929,479	$0.4	$643.1	$—	$(48.6)	$(6.8)	$588.1
Net income	—	—	—	—	35.6	—	35.6
Issuance of stock	70,588	—	1.3	—	—	—	1.3
Issuance of stock options	—	—	0.3	(0.3)	—	—	—
Exercise of stock options	329,925	—	4.9	—	—	—	4.9
Amortization of unearned stock-based compensation	—	—	—	0.2	—	—	0.2
Net loss on derivative instruments, net of income taxes	—	—	—	—	—	(4.1)	(4.1)
Foreign currency translation adjustment	—	—	—	—	—	24.2	24.2

Balance at September 30, 2003	40,329,992	$0.4	$649.6	$(0.1)	$(13.0)	$13.3	$650.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	Nine-months Ended September 30, 2003	Nine-months Ended September 30, 2002
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income (loss)	$35.6	$(71.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(20.0)
Depreciation and amortization expense	99.7	86.5
Net loss on disposal of fixed assets	2.4	5.8
Stock-based compensation expense	1.5	1.0
Deferred income taxes	14.6	4.8
Changes in balance sheet items:
Accounts receivable, net	32.2	(6.0)
Inventories	(1.4)	17.6
Prepaid expenses	1.6	(0.2)
Accounts payable	(5.1)	(13.8)
Accrued liabilities	2.5	36.7
Other, net	(17.6)	15.4

Net cash flow provided by operating activities	166.0	56.0

Investing Activities:
Capital expenditures	(71.5)	(65.2)
Decrease (increase) in restricted cash	5.6	(4.6)

Net cash flow utilized for investing activities	(65.9)	(69.8)

Financing Activities:
Net (repayments) borrowings related to short-term debt	(2.7)	6.1
Repayments of borrowings under new bank credit agreement	(75.4)	—
Proceeds from exercise of stock options	4.9	—
Repayments of borrowings related to former revolving credit facility	—	(6.2)
Repayments of borrowings under former bank credit agreement	—	(17.5)

Net cash flow utilized for financing activities	(73.2)	(17.6)

Effect of foreign exchange rates on cash	3.8	1.7

Net increase (decrease) in cash and cash equivalents	30.7	(29.7)
Cash and Cash Equivalents:
Beginning of Period	35.5	86.8

End of Period	$66.2	$57.1

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

        On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries, including DBI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"). The companies party to the bankruptcy proceedings are collectively referred to as the "Debtors." On August 1, 2002, the Debtors filed their Disclosure Statement for their Joint Chapter 11 Plan of Reorganization ("POR"). No other subsidiaries of Dade Behring Holdings, Inc., which primarily operate outside of the United States, filed for relief under the United States Bankruptcy Code. On September 18, 2002, the Bankruptcy Court confirmed the POR. All conditions under the confirmation of the POR were subsequently met, and the POR became effective on October 3, 2002, resulting in the Debtors effecting a new capital structure. The POR and associated new senior credit agreement / capital structure provided for the following:

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

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees, which are described in the notes to the December 31, 2002 consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. See Note 9, "Subsequent Events," for further discussion.

  •
  A new senior revolving credit facility in the amount of $125 million and a new senior term loan facility of $450 million (both of which include the ability to borrow a portion in Euros) were established. The term loan facility has been subsequently amended; see Note 9, "Subsequent Events." New 11.91% senior subordinated notes of $315.3 million were issued, which did not result in a cash infusion into the Company.

        The Company is restricted by its debt agreements from making loans or paying cash dividends to third parties, except in limited circumstances defined therein.

2.    Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2002 consolidated financial statements of the Company included in the Company's 2002 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management's opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and nine-months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Fresh-Start Reporting

        Upon emergence from bankruptcy, the consolidated financial statements of the Company are presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In conformity with the procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the Company allocated reorganization value to net assets and any excess of reorganization value not allocated to specific tangible or identified intangible assets is reported as an intangible asset representing reorganization value in excess of amounts allocable to identifiable assets. The Company has included such amounts in goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." All liabilities existing at the POR confirmation date, other than deferred taxes, are required to be stated at present values of amounts to be paid. New accounting pronouncements that will be required in the financial statements within twelve months following the adoption of fresh-start accounting have been adopted at the same time fresh-start reporting was adopted.

        Although the POR became effective on October 3, 2002, for financial reporting convenience purposes, the Company recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, consolidated financial statements for the Company for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." Aside from the effects of fresh-start reporting and new accounting pronouncements adopted on October 2, 2002, the Successor Company follows the same accounting policies as the Predecessor Company. All references in these notes to the quarter ended and nine-months ended September 30, 2002 are to the Predecessor Company. All references to the quarter ended and nine-months ended September 30, 2003 are to the Successor Company.

        SOP 90-7 provides that reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied are first credited to goodwill. Accordingly, $25.4 million of decreases to certain deferred tax asset valuation allowances during the nine-months ended September 30, 2003 resulted in a corresponding reduction to goodwill. The decreases to certain deferred tax asset valuation allowances are due to the utilization of net operating loss carryforwards, predominantly in the U.S.

Balance Sheet Restructuring Costs

        The Company has recorded all incremental professional and bank fees directly associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002 in a separate line item on the Condensed Consolidated Statement of Operations titled "Balance Sheet Restructuring Costs." For the quarters ended and nine-months ended September 30, 2003 and 2002, balance sheet restructuring costs included the following (in millions):

	Quarter ended September 30, 2003	Quarter ended September 30, 2002	Nine-months ended September 30, 2003	Nine-months ended September 30, 2002
Professional fees	$—	$6.4	$—	$16.0
Bank fees not associated with the new debt facilities	—	0.9	—	2.4
Other	—	1.4	—	2.8

	$—	$8.7	$—	$21.2

Earnings Per Share

        The computation of basic and diluted income per share for the Successor Company is set forth in the following table (dollars in millions, except for share data).

	Quarter ended September 30, 2003	Nine-months ended September 30, 2003
Net income	$9.8	$35.6

Weighted average outstanding common shares
Basic	40,151,384	40,053,852
Effect of dilutive securities (stock options)	2,119,532	1,659,290

Diluted	42,270,916	41,713,142

Basic net income per share	$0.24	$0.89
Diluted net income per share	$0.23	$0.85

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

        As of September 30, 2002, the Predecessor Company had the following common stock outstanding:

    Class L common stock: cumulative 12%; $.01 par value; 8,000,000 shares authorized; 6,714,520 shares issued and 4,608,552 shares outstanding

    Common stock: $.01 par value; 80,000,000 shares authorized; 58,336,804 shares issued and 39,093,960 shares outstanding

    Class B common stock: $.01 par value; 6,000,000 shares authorized: 6,000,000 shares issued and outstanding at September 30, 2002; convertible on a 1-for-1 basis into Common stock

        The computations of basic and diluted income per share for the Predecessor Company are set forth in the following table (dollars in millions, except per share data).

	Quarter ended September 30, 2002	Nine-months ended September 30, 2002
Loss before cumulative effect of change in accounting principle	$(79.5)	$(91.8)
Less preferred stock dividends	0.4	1.7

Loss before cumulative effect of change in accounting principle available for common stock	(79.9)	(93.5)
Cumulative effect of change in accounting principle	—	20.0

Net loss available for common stock	$(79.9)	$(73.5)

Basic and diluted weighted average outstanding common shares	49,702,512	49,702,512

Basic and diluted loss per Class L common share and Common share:
Loss before cumulative effect of change in accounting principle	$(1.61)	$(1.88)
Cumulative effect of change in accounting principle	—	0.40

Net loss available for common stock	$(1.61)	$(1.48)

        Predecessor Company outstanding stock options at September 30, 2002 of 8.7 million were not included because to do so would have been anti-dilutive.

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

	Quarter ended September 30, 2003	Quarter ended September 30, 2002
	(in millions, except per share data)
Net income (loss) available for common stock as reported	$9.8	$(79.9)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.0	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.2)	(0.8)

Pro forma net income (loss)	$8.6	$(80.5)

Successor Company income per share:
Basic as reported	$0.24
Basic pro forma	$0.21
Diluted as reported	$0.23
Diluted pro forma	$0.20
Predecessor Company loss per share:
Basic and diluted loss per Class L common share and Common share as reported		$(1.61)
Basic and diluted loss per Class L common share and Common share pro forma		$(1.62)
	Nine-months ended September 30, 2003	Nine-months ended September 30, 2002
	(in millions, except per share data)
Net income (loss) available for common stock as reported	$35.6	$(73.5)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.9	1.0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4.9)	(2.2)

Pro forma net income (loss)	$31.6	$(74.7)

Successor Company income per share:
Basic as reported	$0.89
Basic pro forma	$0.79
Diluted as reported	$0.85
Diluted pro forma	$0.77
Predecessor Company lossper share:
Basic and diluted loss per Class L common share and Common share as reported		$(1.48)
Basic and diluted loss per Class L common share and Common share pro forma		$(1.50)

        In May 2003, the Company's shareholders approved the Employee Stock Purchase Plan. Under this plan, employees may contribute 1% to 12% of their salary during an offering period (6 months) to purchase stock on the last day of the offering period. The stock is purchased at a discount of 15% of the lesser of the market price on the first or last day of the offering period. The Company has 1,000,000 authorized shares reserved for this plan; therefore, the Company does not intend to purchase the shares on the open market at the end of an offering period. This plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code and has been determined to meet the noncompensatory plan requirements of APB No. 25. As such, no employee compensation expense has been recorded under this plan.

Change in Accounting Principle

        In September 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 141 also requires that the amount by which the fair value of net assets exceeds the cost of the acquired entity, after the pro rata reduction of certain acquired assets ("negative goodwill") be recognized as a change in accounting principle upon adoption. As such, unamortized negative goodwill at December 31, 2001 aggregating $20.0 million was recognized as the cumulative effect of a change in accounting principle on January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather, be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after that date. The provisions of SFAS No. 149 should be applied prospectively. The Company is in the process of evaluating the potential effect of this recently issued accounting pronouncement on the Company's future consolidated financial statements.

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

	September 30, 2003	December 31, 2002
Raw materials	$29.5	$27.9
Work-in-process	38.9	36.2
Finished products	116.2	110.2

Total inventories	$184.6	$174.3

4.    Identifiable Intangible Assets

        Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter (generally not exceeding 17 years), except for trade names and trademarks, which are not subject to amortization since they have an indefinite life. Identifiable intangible assets include the following at September 30, 2003 and December 31, 2002 (in millions):

	September 30, 2003			December 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	127.2	$(13.1)	114.1	122.4	$(3.0)	119.4
Developed technology	128.0	(18.7)	109.3	120.6	(4.3)	116.3
Internally developed software	38.0	(4.0)	34.0	31.2	(0.9)	30.3
Patents	16.0	(2.0)	14.0	13.7	(0.4)	13.3

	$444.2	$(37.8)	$406.4	$422.9	$(8.6)	$414.3

        Amortization expense totaled $9.5 million and $3.3 million for the quarters ended September 30, 2003 and 2002, respectively and $28.4 million and $11.3 million for the nine-months ended September 30, 2003 and 2002, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets (based on currently existing intangible assets, which are significantly different from those as of September 30, 2002 due to the application of fresh-start reporting) during the period from 2003 through 2007 is $38.0 million.

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

        In November 2001, management approved additional cost reduction programs with the stated objective of further reducing the Company's cost structure. This cost reduction program is an extension of the cost reduction program approved in 2000 and impacted many functions throughout the Company. The Company eliminated 73 positions in 2001. Additionally, the Company consolidated certain facilities which resulted in incurring losses on leases at two domestic offices. Pursuant to these programs described above, management approved a pre-tax reserve of $7.2 million (the "2001 Reserve"). This charge included $4.3 million for severance and $2.9 million primarily for losses on leases. The majority of actions contemplated in this reserve were completed during 2002. During 2002, due to the continuation of restructuring activities initiated in November 2001, 70 additional positions were eliminated across numerous functions of the Company at international locations. This resulted in an additional charge of $2.9 million.

        The following tables summarize the Company's restructuring activity for the period ended September 30, 2003 (in millions):

	Facility and Other Exit Costs	Severance and Relocation	Total
1997 Behring Allocation Reserve
Reserve balance, December 31, 2002	$1.5	$0.4	$1.9
Cash payments	—	(0.2)	(0.2)

Reserve balance, September 30, 2003	$1.5	$0.2	$1.7

	Facility and Other Exit Costs	Severance	Total
2000 Reserve
Reserve balance, December 31, 2002	$0.3	$0.7	$1.0
Cash payments	—	(0.2)	(0.2)

Reserve balance, September 30, 2003	$0.3	$0.5	$0.8

	Facility and Other Exit Costs	Severance	Total
2001 Reserve
Reserve balance, December 31, 2002	$1.0	$1.2	$2.2
Cash payments	(0.8)	(0.8)	(1.6)

Reserve balance, September 30, 2003	$0.2	$0.4	$0.6

6.    Credit Facility

        On September 26, 2003, certain of the Company's subsidiaries in Germany entered into a revolving credit facility for 30 million Euros, which matures on July 27, 2004. Any borrowings under this facility will be subject to a variable interest rate of the European Overnight Indexed Average plus 275 basis points (approximately 4.85% at September 30, 2003). The Company will pay a commitment fee of 0.5% on the unused portion of the credit line. This credit facility is primarily secured by certain business premises located in Germany. Approximately 4 million Euros of this facility is committed to secure the Company's short-term debt borrowings and certain Company performance guarantees. No borrowings have been made under this facility as of September 30, 2003.

7.    Business Segment and Geographic Information

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

        Revenue by segment for the nine-months and quarters ended September 30, 2003 and 2002 is summarized as follows (in millions):

	GCM-North America	GCM-International	Global Operations	Total
Quarter ended September 30, 2003
Revenue from external customers:
Core Chemistry	$117.5	$94.6	$—	$212.1
Hemostasis	22.6	32.5	—	55.1
Microbiology	22.5	15.8	—	38.3
Infectious Disease	0.3	19.2	—	19.5
Mature Products	5.7	7.5	2.2	15.4

Total	$168.6	$169.6	$2.2	$340.4

Quarter ended September 30, 2002
Revenue from external customers:
Core Chemistry	$109.9	$79.6	$—	$189.5
Hemostasis	22.0	26.1	—	48.1
Microbiology	23.8	13.7	—	37.5
Infectious Disease	0.2	18.0	—	18.2
Mature Products	6.3	8.7	1.9	16.9

Total	$162.2	$146.1	$1.9	$310.2

Nine-months ended September 30, 2003
Revenue from external customers:
Core Chemistry	$360.9	$297.5	$—	$658.4
Hemostasis	68.1	103.6	—	171.7
Microbiology	61.6	44.3	—	105.9
Infectious Disease	0.8	57.7	—	58.5
Mature Products	18.6	24.6	7.1	50.3

Total	$510.0	$527.7	$7.1	$1,044.8

Nine-months ended September 30, 2002
Revenue from external customers:
Core Chemistry	$338.4	$240.6	$—	$579.0
Hemostasis	64.7	84.2	—	148.9
Microbiology	59.8	38.8	—	98.6
Infectious Disease	0.8	50.8	—	51.6
Mature Products	22.5	29.8	4.0	56.3

Total	$486.2	$444.2	$4.0	$934.4

        Earnings before interest and income tax ("EBIT") is a primary profitability measure used to evaluate the segments, and is thus reconciled to income (loss) before income tax and cumulative effect of change in accounting principle. Financial information by segment for the quarters and nine-months ended September 30, 2003 and 2002 is summarized as follows (in millions):

	Quarter ended September 30, 2003	Quarter ended September 30, 2002	Nine-months ended September 30, 2003	Nine-months ended September 30, 2002
Depreciation and amortization
GCM-North America	$5.1	$2.8	$15.1	$7.7
GCM-International	13.9	14.5	40.9	41.1
Global Operations	12.0	8.8	35.4	24.6

Total Segment depreciation and amortization	31.0	26.1	91.4	73.4
All Other(1) depreciation and amortization	2.9	4.4	8.3	13.1

Total	$33.9	$30.5	$99.7	$86.5

Segment EBIT
GCM-North America	$64.6	$55.0	$196.4	$180.3
GCM-International	50.8	33.0	165.5	116.8
Global Operations	(63.8)	(79.3)	(180.9)	(183.4)

Total Segment EBIT	51.6	8.7	181.0	113.7
All Other(1) EBIT	(17.9)	(42.7)	(67.9)	(96.2)
Less: interest expense, net	(18.5)	(28.0)	(57.1)	(89.2)

Income (loss) before income tax and cumulative effect of change in accounting principle	$15.2	$(62.0)	$56.0	$(71.7)

(1)
Includes corporate headquarters, shared services centers, restructuring expense, certain other expenses such as income taxes, general corporate expenses, certain intercompany transactions and eliminations, as well as for the Predecessor Company the effects of purchase accounting which have not been reflected in segment accounting records. Consequently, asset write-downs resulting from bargain purchases are included in All Other.

        Goodwill at December 31, 2002 aggregated $543.0 million. The amount of goodwill allocated to each segment at December 31, 2002 was $271.5 million for Global Operations, $135.8 for Global Customer Management-North America, and $135.7 million for Global Customer Management-International. Goodwill at September 30, 2003 aggregated $517.6 million. The amount of goodwill allocated to each segment at September 30, 2003 was $261.9 million for Global Operations, $126.3 for Global Customer Management-North America, and $129.4 million for Global Customer Management-International. The change in goodwill balances during the first nine months of 2003 are due to reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Per SOP 90-7, the reductions were credited first to goodwill.

8.    Guarantor/Non-Guarantor Financial Statements

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

Successor Company Condensed Consolidating Balance Sheet
September 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$13.1	$0.3	$52.8	$—	$66.2
Restricted cash	—	—	—	3.2	—	3.2
Accounts receivable, net	—	80.5	12.5	184.0	—	277.0
Inventories	—	70.9	25.0	107.9	(19.2)	184.6
Prepaid expenses	—	5.4	1.5	11.1	—	18.0
Deferred income taxes	—	—	—	0.4	—	0.4

Total current assets	—	169.9	39.3	359.4	(19.2)	549.4
Property, plant and equipment, net	—	146.2	36.5	229.0	(9.0)	402.7
Debt issuance costs, net	—	12.0	—	—	—	12.0
Goodwill	—	517.6	—	—	—	517.6
Deferred income taxes	—	—	—	9.4	—	9.4
Identifiable intangible assets, net	—	277.7	13.3	132.5	(17.1)	406.4
Other assets	(0.4)	16.9	2.4	9.0	—	27.9
Intercompany receivables	471.6	942.1	467.1	8.2	(1,889.0)	—
Investments in affiliates	638.3	436.9	—	—	(1,075.2)	—

Total assets	$1,109.5	$2,519.3	$558.6	$747.5	$(3,009.5)	$1,925.4

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$3.5	$—	$3.5
Accounts payable	—	30.5	5.6	39.6	—	75.7
Accrued liabilities	—	111.9	10.3	124.7	—	246.9

Total current liabilities	—	142.4	15.9	167.8	—	326.1
Long-term debt	—	692.3	—	—	—	692.3
Deferred income taxes	—	62.0	0.4	52.9	—	115.3
Other liabilities	—	55.6	0.1	85.8	—	141.5
Intercompany payables	459.3	928.7	279.2	221.8	(1,889.0)	—

Total liabilities	459.3	1,881.0	295.6	528.3	(1,889.0)	1,275.2
Total shareholders' equity	650.2	638.3	263.0	219.2	(1,120.5)	650.2

Total liabilities and shareholders' equity	$1,109.5	$2,519.3	$558.6	$747.5	$(3,009.5)	$1,925.4

Successor Company Condensed Consolidating Balance Sheet
December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$16.3	$—	$19.2	$—	$35.5
Restricted cash	—	—	—	7.9	—	7.9
Accounts receivable, net	—	78.5	13.9	197.3	—	289.7
Inventories	—	70.9	24.2	95.3	(16.1)	174.3
Prepaid expenses	—	9.8	0.7	8.4	—	18.9
Deferred income taxes	—	—	—	0.4	—	0.4

Total current assets	—	175.5	38.8	328.5	(16.1)	526.7
Property, plant and equipment, net	—	151.4	39.6	204.0	(4.5)	390.5
Debt issuance costs, net	—	14.0	—	—	—	14.0
Goodwill	—	543.0	—	—	—	543.0
Deferred income taxes	—	—	—	3.5	—	3.5
Identifiable intangible assets, net	—	287.7	13.0	130.5	(16.9)	414.3
Other assets	—	16.9	1.8	8.1	—	26.8
Intercompany receivables	459.6	926.8	450.1	183.4	(2,019.9)	—
Investments in affiliates	587.8	424.8	—	—	(1,012.6)	—

Total assets	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$6.1	$—	$6.1
Current portion of long-term debt	—	5.0	—	—	—	5.0
Accounts payable	—	29.7	6.2	40.9	—	76.8
Accrued liabilities	—	123.2	8.8	96.5	—	228.5

Total current liabilities	—	157.9	15.0	143.5	—	316.4
Long-term debt	—	760.7	—	—	—	760.7
Deferred income taxes	—	62.4	—	60.2	—	122.6
Other liabilities	—	58.8	0.1	72.1	—	131.0
Intercompany payables	459.3	912.5	110.5	537.6	(2,019.9)	—

Total liabilities	459.3	1,952.3	125.6	813.4	(2,019.9)	1,330.7
Total shareholders' equity	588.1	587.8	417.7	44.6	(1,050.1)	588.1

Total liabilities and shareholders' equity	$1,047.4	$2,540.1	$543.3	$858.0	$(3,070.0)	$1,918.8

Successor Company Condensed Consolidating Statement of Operations
Quarter Ended September 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$172.3	$56.6	$179.2	$(67.7)	$340.4
Cost of goods sold	—	92.9	28.5	106.6	(68.9)	159.1

Gross profit	—	79.4	28.1	72.6	1.2	181.3
Operating costs and expenses:
Marketing and administrative expenses	—	59.5	2.9	54.5	—	116.9
Research and development expenses	—	12.0	2.6	15.7	—	30.3

Income from operations	—	7.9	22.6	2.4	1.2	34.1
Other (expense) income:
Interest expense	—	(17.4)	—	(6.1)	4.4	(19.1)
Interest income	—	2.4	—	2.6	(4.4)	0.6
Other, primarily intercompany charges	—	11.8	(13.7)	2.5	(1.0)	(0.4)

Income before income tax	—	4.7	8.9	1.4	0.2	15.2
Income tax expense (benefit)	—	0.4	—	(13.4)	18.4	5.4

Income before equity in earnings of unconsolidated subsidiaries	—	4.3	8.9	14.8	(18.2)	9.8
Equity in earnings of unconsolidated subsidiaries	9.8	5.5	—	—	(15.3)	—

Net income	$9.8	$9.8	$8.9	$14.8	$(33.5)	$9.8

Successor Company Condensed Consolidating Statement of Operations
Nine-months Ended September 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$526.9	$165.8	$557.3	$(205.2)	$1,044.8
Cost of goods sold	—	284.7	86.8	318.3	(197.6)	492.2

Gross profit	—	242.2	79.0	239.0	(7.6)	552.6
Operating costs and expenses:
Marketing and administrative expenses	—	176.7	8.5	166.3	—	351.5
Research and development expenses	—	41.3	7.4	37.9	—	86.6

Income from operations	—	24.2	63.1	34.8	(7.6)	114.5
Other (expense) income:
Interest expense	—	(53.0)	—	(15.8)	9.3	(59.5)
Interest income	—	7.5	0.1	4.1	(9.3)	2.4
Other, primarily intercompany charges	—	48.1	(40.5)	(8.1)	(0.9)	(1.4)

Income before income tax	—	26.8	22.7	15.0	(8.5)	56.0
Income tax (benefit) expense	—	(0.5)	—	(11.1)	32.0	20.4

Income before equity in earnings of unconsolidated subsidiaries	—	27.3	22.7	26.1	(40.5)	35.6
Equity in earnings of unconsolidated subsidiaries	35.6	8.3	—	—	(43.9)	—

Net income	$35.6	$35.6	$22.7	$26.1	$(84.4)	$35.6

Predecessor Company Condensed Consolidating Statement of Operations
Quarter Ended September 30, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$158.6	$64.9	$147.7	$(61.0)	$310.2
Cost of goods sold	—	93.1	49.7	81.4	(61.4)	162.8

Gross profit	—	65.5	15.2	66.3	0.4	147.4
Operating costs and expenses:
Marketing and administrative expenses	—	57.0	2.9	55.9	—	115.8
Research and development expenses	—	9.5	8.7	5.9	—	24.1
Cost reduction programs expense	—	0.4	0.3	0.3	—	1.0
Restructuring expense, net	—	(4.7)	—	0.5	—	(4.2)

Income from operations	—	3.3	3.3	3.7	0.4	10.7
Other (expense) income:
Interest expense	—	(22.1)	—	(9.9)	3.0	(29.0)
Interest income	—	1.9	—	2.1	(3.0)	1.0
Balance sheet restructuring costs	—	(8.7)	—	—	—	(8.7)
Other, primarily intercompany charges	—	67.9	(42.8)	(10.3)	(15.4)	(0.6)

Income (loss) before income tax and reorganization costs	—	42.3	(39.5)	(14.4)	(15.0)	(26.6)
Reorganization costs	—	(35.4)	—	—	—	(35.4)

Income (loss) before income tax	—	6.9	(39.5)	(14.4)	(15.0)	(62.0)
Income tax (benefit) expense	—	(0.9)	—	4.3	14.1	17.5

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	7.8	(39.5)	(18.7)	(29.1)	(79.5)
Equity in earnings of unconsolidated subsidiaries	(79.5)	(87.3)	—	—	166.8	—

Net (loss) income	$(79.5)	$(79.5)	$(39.5)	$(18.7)	$137.7	$(79.5)

Predecessor Company Condensed Consolidating Statement of Operations
Nine-months Ended September 30, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$486.0	$162.1	$443.8	$(157.5)	$934.4
Cost of goods sold	—	281.9	99.7	237.6	(151.7)	467.5

Gross profit	—	204.1	62.4	206.2	(5.8)	466.9
Operating costs and expenses:
Marketing and administrative expenses	—	167.2	9.5	146.2	—	322.9
Research and development expenses	—	35.2	12.7	17.4	—	65.3
Cost reduction programs expense	—	0.8	0.4	1.7	—	2.9
Restructuring expense, net	—	(2.9)	—	0.1	—	(2.8)

Income from operations	—	3.8	39.8	40.8	(5.8)	78.6
Other (expense) income:
Interest expense	—	(76.7)	—	(21.5)	6.3	(91.9)
Interest income	—	4.9	0.1	4.0	(6.3)	2.7
Balance sheet restructuring costs	—	(21.2)	—	—	—	(21.2)
Other, primarily intercompany charges	—	98.5	(44.2)	(42.5)	(16.3)	(4.5)

Income (loss) before income tax and reorganization costs	—	9.3	(4.3)	(19.2)	(22.1)	(36.3)
Reorganization costs	—	(35.4)	—	—	—	(35.4)

Loss before income tax	—	(26.1)	(4.3)	(19.2)	(22.1)	(71.7)
Income tax (benefit) expense	—	(0.8)	—	7.0	13.9	20.1

Loss before cumulative effect of change in accounting principle and equity in earnings of unconsolidated subsidiaries	—	(25.3)	(4.3)	(26.2)	(36.0)	(91.8)
Equity in earnings of unconsolidated subsidiaries	(91.8)	(66.5)	—	—	158.3	—
Cumulative effect of change in accounting principle	20.0	20.0	—	—	(20.0)	20.0

Net (loss) income	$(71.8)	$(71.8)	$(4.3)	$(26.2)	$102.3	$(71.8)

Successor Company Condensed Consolidating Statement of Cash Flows
Nine-months Ended September 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$35.6	$35.6	$22.7	$26.1	$(84.4)	$35.6
Adjustments to reconcile net income to net cash (utilized for) provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	(35.6)	(8.3)	—	—	43.9	—
Depreciation and amortization expense	—	37.2	8.4	56.8	(2.7)	99.7
Net loss on disposal of fixed assets	—	0.7	0.3	1.4	—	2.4
Stock-based compensation expense	—	1.5	—	—	—	1.5
Deferred income taxes	—	—	—	14.6	—	14.6
Changes in balance sheet items:
Accounts receivable, net	—	(2.0)	1.4	32.8	—	32.2
Inventories	—	—	(0.8)	(0.6)	—	(1.4)
Prepaid expenses	—	4.4	(0.8)	(2.0)	—	1.6
Accounts payable	—	0.8	(0.6)	(5.3)	—	(5.1)
Accrued liabilities	—	(11.3)	1.5	12.3	—	2.5
Other, net	(4.9)	33.8	(25.8)	(63.9)	43.2	(17.6)

Net cash flow (utilized for) provided by operating activities	(4.9)	92.4	6.3	72.2	—	166.0

Investing Activities:
Capital expenditures	—	(20.2)	(6.0)	(45.3)	—	(71.5)
Decrease in restricted cash	—	—	—	5.6	—	5.6

Net cash flow utilized for investing activities	—	(20.2)	(6.0)	(39.7)	—	(65.9)

Financing Activities:
Net repayments related to short-term debt	—	—	—	(2.7)	—	(2.7)
Repayments of borrowings under new bank credit agreement	—	(75.4)	—	—	—	(75.4)
Proceeds from exercise of stock options	4.9	—	—	—	—	4.9

Net cash flow provided by (utilized for) financing activities	4.9	(75.4)	—	(2.7)	—	(73.2)

Effect of foreign exchange rates on cash	—	—	—	3.8	—	3.8

Net (decrease) increase in cash and cash equivalents	—	(3.2)	0.3	33.6	—	30.7
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5

End of Period	$—	$13.1	$0.3	$52.8	$—	$66.2

Predecessor Company Condensed Consolidating Statement of Cash Flows
Nine-months Ended September 30, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net (loss) income	$(71.8)	$(71.8)	$(4.3)	$(26.2)	$102.3	$(71.8)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	91.8	66.5	—	—	(158.3)	—
Cumulative effect of change in accounting principle	(20.0)	(20.0)	—	—	20.0	(20.0)
Depreciation and amortization expense	—	35.3	8.2	44.9	(1.9)	86.5
Net loss on disposal of fixed assets	—	1.4	2.2	2.2	—	5.8
Stock-based compensation expense	—	1.0	—	—	—	1.0
Deferred income taxes	—	—	—	4.8	—	4.8
Changes in balance sheet items:
Accounts receivable, net	(0.3)	(0.1)	9.5	(15.1)	—	(6.0)
Inventories	—	2.4	11.7	3.5	—	17.6
Prepaid expenses	—	(2.8)	0.5	2.1	—	(0.2)
Accounts payable	—	0.9	(2.4)	(12.3)	—	(13.8)
Accrued liabilities	—	25.3	0.6	10.8	—	36.7
Other, net	0.3	(21.3)	(21.5)	21.7	36.2	15.4

Net cash flow provided by operating activities	—	16.8	4.5	36.4	(1.7)	56.0

Investing Activities:
Capital expenditures	—	(22.1)	(4.9)	(39.9)	1.7	(65.2)
Increase in restricted cash	—	—	—	(4.6)	—	(4.6)

Net cash flow utilized for investing activities	—	(22.1)	(4.9)	(44.5)	1.7	(69.8)

Financing Activities:
Net proceeds related to short-term debt	—	—	—	6.1	—	6.1
Repayments of borrowings related to former revolving credit facility	—	(4.5)	—	(1.7)	—	(6.2)
Repayments of borrowings related to former bank credit agreement	—	(17.5)	—	—	—	(17.5)

Net cash flow utilized for financing activities	—	(22.0)	—	4.4	—	(17.6)

Effect of foreign exchange rates on cash	—	—	—	1.7	—	1.7

Net decrease in cash and cash equivalents	—	(27.3)	(0.4)	(2.0)	—	(29.7)
Cash and Cash Equivalents:
Beginning of Period	—	67.8	0.4	18.6	—	86.8

End of Period	$—	$40.5	$—	$16.6	$—	$57.1

9.    Subsequent Events

        In connection with management incentive plans provided for in the POR, approximately 1.7 million stock options were issued in October, 2003. This will result in $8.6 million of expense in the fourth quarter of 2003, and $1.0 million of expense per quarter thereafter through the third quarter of 2006.

        In October, 2003, the Company's term loan facility was amended. The amendment includes an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 150 basis points.

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

Disclosure Regarding Forward-Looking Statements

        Certain statements included in this discussion are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income levels, cash flow and liquidity. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "will," "would," "intends," "estimates" and similar expressions, whether stated in the affirmative or the negative. We make these forward-looking statements in reliance of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to global economic and business conditions, governmental and regulatory policies such as healthcare reimbursement policies, and the competitive environment in which the Company operates. These and other risks are discussed in some detail below as well as in our registration statement on Form S-1 dated April 11, 2003 filed by the Company with the Securities and Exchange Commission.

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

        The Bankruptcy Court confirmed the Plan of Reorganization on September 18, 2002, and the Plan became effective on October 3, 2002. The Plan of Reorganization allowed the Debtors to emerge from bankruptcy with an improved capital structure and, because the Debtors were allowed to continue paying their trade debt on a timely basis during the pendency of the Chapter 11 cases, they had sufficient trade credit to continue their operations in the ordinary course of business. On the effective date of the Plan of Reorganization, Dade Behring Inc. entered into new credit facilities. See "Liquidity and Capital Resources—Credit Facilities" below for further discussion.

        As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." The effects of fresh-start reporting and new accounting pronouncements have materially changed the amounts previously recorded in our Predecessor Company's consolidated financial statements. All references to periods ended September 30, 2002 are to the Predecessor Company. All references to periods ended September 30, 2003 are to the Successor Company.

        The Plan of Reorganization and associated new senior credit agreement and capital structure provided for the following:

  •
  A restructuring of our debt occurred that reduced the principal amount of our outstanding indebtedness (excluding short-term debt under non-U.S. credit lines) by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring then existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (65,000,000 shares are presently authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of the then existing senior debt, senior subordinated notes and management.

  •
  All preferred and common stock existing prior to the filing, as well as all options, warrants, and rights to purchase or otherwise receive common stock existing prior to the filing were cancelled.

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees, which are described in the notes to the December 31, 2002 consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. In connection with these plans, approximately 1.7 million stock options were granted on October 3, 2003. This will result in $8.6 million of expense in the fourth quarter of 2003, and $1.0 million of expense per quarter thereafter through the third quarter of 2006.

  •
  In October 2002, a new senior revolving credit facility in the amount of $125 million and a new senior term loan facility of $450 million (both of which include the ability to borrow in Euros) were established (collectively the "Emergence Facility"). New 11.91% senior subordinated notes of $315.3 million were also issued. The term loan facility was amended in October, 2003. See "Liquidity and Capital Resources" for further discussion.

        Additionally, as part of the Plan of Reorganization, all equity instruments existing prior to filing for bankruptcy were cancelled and new equity was issued. Approximately 99% of the new equity was issued to creditors who were not previously equity holders.

Successor Company Quarter Ended September 30, 2003 Compared to Predecessor Company Quarter Ended September 30, 2002

        In order to provide a meaningful basis of comparing the quarters ended September 30, 2003 and 2002, for purposes of the following discussion, the operating results of the Successor Company for the quarter ended September 30, 2003 are compared to the Predecessor Company for the quarter ended September 30, 2002. Changes to our capital structure and the adoption of fresh-start reporting primarily affect depreciation, amortization and interest expenses.

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

        Net Sales.    Net sales for the quarter ended September 30, 2003 totaled $340.4 million as compared to $310.2 million in the corresponding prior year quarter.

        Sales for each segment were as follows (in millions):

	Quarter Ended
	September 30, 2003	September 30, 2002	% Change
GCM-North America	$168.6	$162.1	4.0%
GCM-International	169.6	146.2	16.0%
Global Operations	2.2	1.9	15.8%

Total	$340.4	$310.2	9.7%

        Adjusting for the favorable impact of foreign currency rate changes of $15.8 million, 2003 sales increased $14.4 million or 4.4% for the quarter. On a constant currency basis, sales increased $6.0 million or 3.7% in GCM-North America, and $8.4 million or 5.2% across GCM-International locations. The increase on a constant currency basis can be attributed in part to a $13.9 million or 7.0% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The successful launch of the Dimension® RxL Max in the prior quarter and higher placements of Dimension® Xpand™ contributed to the growth. The growth can also be attributed in part to a $3.5 million or 6.8% increase in hemostasis product sales with the strongest growth at international locations, offset by a $0.9 million or 4.4% decrease in infectious disease product sales and a $2.2 million or 12.4% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        The installed base of instruments placed with customers of approximately 41,400 grew 1.0% compared to the installed base at June 30, 2003. The growth in the installed base during the quarter is attributed to the 2.8% growth in the strategic base, which consists of those instruments that represent current versions of our instrument offering and are the focus of most of our sales and marketing efforts. The growth in the strategic base was partially offset by a decline of 0.4% in the non-strategic base. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service. Growth in the installed base of Dimension® RxL, RxLMax™, and Xpand™ instruments, BN ProSpec® for Plasma Proteins and the Syva V-Twin™, which was just launched this quarter, have driven much of the sales growth seen in our core chemistry products. Gains in the Hemostasis installed base have been driven by successes in CA-1500, CA-500, and PFA-100 instrument placements. For Microbiology, new installations of our AutoScan® and

Walkaway® series of instruments continue to drive growth while the BEP®III and BEP 2000 instruments have been the primary contributors of installed base growth for the Infectious Disease product line. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in sales of higher priced immunoassay tests, have further contributed to our sales growth.

        Gross Profit.    Gross profit for the quarter ended September 30, 2003 increased $33.9 million to $181.3 million as compared to $147.4 million in the corresponding prior year period. On a constant currency basis gross profit increased $26.0 million. The increase is attributable primarily to higher sales. Gross profit margin for the quarter ended September 30, 2003 was 53.3% as compared to 47.5% in the corresponding prior year period. The 5.8 percentage point margin improvement is attributable primarily to the favorable mix of product sales, cost reduction initiatives and favorable currency changes. Furthermore, the prior year included expense of approximately $8.0 million or 2.6 percentage points related to the write-off of excess inventory and reductions in production volumes during the bankruptcy proceedings. Gross profit in 2003 was negatively impacted by an increase of $1.6 million in depreciation and amortization charges related to the implementation of fresh-start reporting.

        Marketing and Administrative Expense.    Marketing and administrative expense for the quarter ended September 30, 2003 increased $1.1 million to $116.9 million, or 34.3% of sales, as compared to $115.8 million, or 37.3% of sales, in the prior year period. The prior year quarter included incremental costs incurred to help sustain our customer relationships and on-going revenue as well as to effectively communicate our Chapter 11 filing. Offsetting this impact, marketing and administrative expense increased $5.8 million related to changes in foreign currency exchange rates, $0.9 million related to incremental spending on industry trade shows and corporate branding activities, and $1.3 million due to incremental depreciation and amortization expense resulting from the adoption of fresh-start reporting. Also, during the quarter we recorded $3.6 million of income from a penalty payment received in connection with the collection of certain delinquent international receivables and separately recorded $2.3 million of additional provisions for risks related to outstanding international accounts receivable balances.

        Research and Development Expense.    Research and development expense for the quarter ended September 30, 2003 totaled $30.3 million (8.9% of sales) and was 25.7% higher than the prior year. On a constant currency basis, research and development expense increased $5.4 million or 21.7% over the corresponding prior year period. We expect spending levels to remain approximately 8%-9% of sales and above prior year levels as we increase investments in new product development, such as the next generation Dimension® Vista™ instrument and new assays for all product lines.

        Cost Reduction Programs Expense.    In connection with cost reduction programs previously initiated, we recognized $1.0 million of expenses during the quarter ended September 30, 2002 that did not qualify for treatment as exit costs under Emerging Issues Task Force Issue No. 94-3. No such expenses were incurred in 2003.

        Restructuring Expense, net.    We recorded net $4.2 million restructuring reserve reversals during the quarter ended September 30, 2002. This related primarily to the successful negotiation of a reduction of lease terms associated with a vacant facility. See Note 5; "Restructuring Reserves" for further discussion. No such expenses or reversals were recorded in 2003.

        Income from Operations.    Income from operations for the quarter ended September 30, 2003 increased $23.4 million to $34.1 million compared to $10.7 million in the prior year. The increase in income from operations for the quarter ended September 30, 2003 is due primarily to the impacts of improved gross profit, offset by increased research and development spending.

        Interest Expense.    Interest expense for the quarter ended September 30, 2003 totaled $19.1 million, a $9.9 million reduction over the corresponding prior year period. These changes are primarily due to lower interest rates and borrowing levels.

        Balance Sheet Restructuring and Reorganization Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the quarter ended September 30, 2002 were $8.7 million. After August 1, 2002, these costs were classified as reorganization costs, and were $35.4 million for the quarter ended September 30, 2002. No such costs were incurred in 2003.

        Income Taxes.    Income tax expense of $5.4 million, representing an effective rate of 35.4%, was recorded in the quarter ended September 30, 2003, as compared to $17.5 million, representing an effective tax rate of negative 28.2%, in the quarter ended September 30, 2002. The recording of valuation allowances had an unfavorable impact on the effective tax rate for the quarter ended September 30, 2003. The negative effective tax rate for the quarter ended September 30, 2002 is attributable to the recording of valuation allowances.

        Net Income.    The net income for the quarter ended September 30, 2003 was $9.8 million as compared to a net loss of $79.5 million in the prior year, an increase of $89.3 million. The increase in net income is due to higher income from operations and lower interest expense, balance sheet restructuring and reorganization costs, and income tax expense.

Successor Company Nine-months Ended September 30, 2003 Compared to Predecessor Company Nine-months Ended September 30, 2002

        In order to provide a meaningful basis of comparing the nine-months ended September 30, 2003 and 2002, for purposes of the following discussion, the operating results of the Successor Company for the nine-months ended September 30, 2003 are compared to the Predecessor Company for the nine-months ended September 30, 2002. Changes to our capital structure and the adoption of fresh-start reporting primarily affect depreciation, amortization and interest expenses.

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

        Net Sales.    Net sales for the nine-months ended September 30, 2003 totaled $1,044.8 million as compared to $934.4 million in the corresponding prior year period.

        Sales for each segment were as follows (in millions):

	Nine-months Ended
	September 30, 2003	September 30, 2002	% Change
GCM-North America	$510.1	$486.2	4.9%
GCM-International	527.6	444.2	18.8%
Global Operations	7.1	4.0	77.5%

Total	$1,044.8	$934.4	11.8%

        Adjusting for favorable impact of foreign currency rate changes of $66.1 million, 2003 sales increased $44.3 million or 4.4% for the nine-months. On a constant currency basis, sales increased $22.4 million or 4.6% in GCM-North America, and $19.5 million or 3.8% across GCM-International locations. The increase on a constant currency basis can be primarily attributed to a $44.3 million or 7.2% increase in core chemistry sales primarily driven by Dimension® product sales globally, a $7.6 million or 4.6% increase in hemostasis product sales with the strongest growth in North America, a $4.2 million or 4.1% increase in microbiology product sales, offset by a $1.6 million or 2.6% decrease in infectious disease product sales and an $10.2 million or 16.9% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        The installed base of instruments placed with customers of approximately 41,400 grew 3.3% during the first nine-months of 2003. The installed base growth for the period is attributable to a 10.5% increase in the strategic installed base, which consists of those instruments that represent current versions of our instrument offering and are the focus of most of our sales and marketing efforts. The growth in the strategic base was partially offset by a 1.9% decline in the non-strategic base. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service. Growth in the installed base of Dimension® RxL and Dimension® Xpand™ instruments as well as the BN ProSpec™ plasma protein instrument have driven much of the sales growth seen in our core chemistry products. Gains in the Hemostasis installed base have been driven by successes in CA-1500, CA-500, BCS and PFA-100 instrument placements. For Microbiology, new installations of our AutoScan® and Walkaway® series of instruments continue to drive growth while the BEP®III and BEP 2000 instruments have been the primary contributors of installed base growth for the Infectious Disease product line. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in sales of higher priced immunoassay tests, have further contributed to our sales growth.

        Gross Profit.    Gross profit for the nine-months ended September 30, 2003 increased $85.7 million to $552.6 million as compared to $466.9 million in the corresponding prior year period. On a constant currency basis gross profit increased $50.3 million. The increase is attributable primarily to higher sales. Gross profit margin for the nine-months ended September 30, 2003 was 52.9% as compared to 50.0% in the corresponding prior year period. The 2.9 percentage point margin improvement is attributable primarily to favorable product mix, cost reduction initiatives at our manufacturing sites and favorable currency changes. Furthermore, the prior year included expense of approximately $8.0 million or 0.9 percentage points related to the write-off of excess inventory and reductions in production volumes during the bankruptcy proceedings. Gross profit in 2003 was negatively impacted by an increase of $4.9 million in depreciation and amortization charges related to the implementation of fresh-start reporting.

        Marketing and Administrative Expense.    Marketing and administrative expense for the nine-months ended September 30, 2003 increased $28.6 million to $351.5 million, or 33.6% of sales, as compared to $322.9 million, or 34.6% of sales, in the prior year period. The increase in expense was attributable primarily to $21.1 million related to changes in foreign currency exchange rates, $4.0 million of incremental depreciation and amortization expense resulting from the adoption of fresh-start reporting, costs associated with SEC filings, our listing on the NASDAQ National Market, and other on-going public company costs.

        Research and Development Expense.    Research and development expense for the nine-months ended September 30, 2003 totaled $86.6 million (8.3% of sales) and was 32.6% higher than the prior year. On a constant currency basis, research and development expense increased $18.1 million or 26.4% over the corresponding prior year period. We expect spending to continue to remain above prior year levels as we increase investments in new product development, such as the next generation Dimension® Vista™instrument and new assays for all product lines.

        Cost Reduction Programs Expense.    In connection with cost reduction programs previously initiated, we recognized $2.9 million of expenses during the nine-months ended September 30, 2002 that did not qualify for treatment as exit costs under Emerging Issues Task Force Issue No. 94-3. No such expenses were incurred in 2003.

        Restructuring Expense.    We recognized net $2.8 million restructuring reserve reversals during the nine-months ended September 30, 2002. This amount related to an extension of the cost reduction programs approved in 2000 and 2001. No such expenses were incurred in 2003.

        Income from Operations.    Income from operations for the nine-months ended September 30, 2003 increased $35.9 million to $114.5 million compared to $78.6 million in the prior year. The increase in income from operations for the nine-months ended September 30, 2003 is due primarily to the impacts of improved gross profit, offset by increased research and development spending and higher marketing and administrative expenses.

        Interest Expense.    Interest expense for the nine-months ended September 30, 2003 totaled $59.5 million, a $32.4 million reduction over the corresponding prior year period. These changes are primarily due to lower interest rates and borrowing levels.

        Balance Sheet Restructuring and Reorganization Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of the Company's balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the nine-months ended September 30, 2002 were $21.2 million. After August 1, 2002, these costs were classified as reorganization costs, and were $35.4 million for the nine months ended September 30, 2002. No such costs were incurred in 2003.

        Income Taxes.    Income tax expense of $20.4 million, representing an effective rate of 36.4%, was recorded in the nine-months ended September 30, 2003, as compared to $20.1 million, representing an effective tax rate of negative 28.0%, in the nine-months ended September 30, 2002. The recording of valuation allowances had a negative impact on the effective tax rate for the nine-months ended September 30, 2003. The negative effective tax rate for the nine-months ended September 30, 2002 is attributable to the recording of valuation allowances.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS No. 141, we wrote off negative goodwill and recognized a $20.0 million gain as of January 1, 2002.

        Net Income.    The net income for the nine-months ended September 30, 2003 was $35.6 million as compared to a net loss of $71.8 million in the prior year, an increase of $107.4 million. Excluding the gain recognized in the first quarter of 2002 associated with the cumulative effect of change in accounting principle, net income increased $127.4 million, due to increased income from operations, and lower interest expense, balance sheet restructuring and reorganization costs, and income tax expense.

Liquidity and Capital Resources

        In order to provide a meaningful basis of comparing the quarters and nine-months ended September 30, 2003 and 2002, for purposes of the following discussion, the cash flows of the Successor Company have been compared to the cash flows of the Predecessor Company.

        For the nine-months ended September 30, 2003, operating activities provided cash of $166.0 million compared to $56.0 million for the nine-months ended September 30, 2002. The increase is primarily due to increased income from operations, and lower interest payments and balance sheet restructuring and reorganization costs. During the third quarter, the Company made a $13 million funding payment for our U.S. pension obligations. Similarly, $10 million was paid during the third quarter of 2002.

        Net cash flow used for investing activities for the nine-months ended September 30, 2003 is $65.9 million compared to $69.8 million for the nine-months ended September 30, 2002. Substantially all investing cash flows are for capital expenditures ($71.5 million and $65.2 million in 2003 and 2002, respectively). The increase in capital expenditures for 2003 as compared to 2002 is due primarily to an increase in the use of capital for placing our instruments at customers' facilities, and, to a lesser extent, for product development and production activities.

        Financing activities for the nine-months ended September 30, 2003 used net cash of $73.2 million, versus $17.6 million for the nine-months ended September 30, 2002. The increase was primarily due to $75.4 million of prepayments on borrowings in 2003.

        Net debt, which we define as short- and long-term debt less cash and cash equivalents and restricted cash, decreased from $728.4 million at December 31, 2002 to $626.4 million at September 30, 2003. This decrease is primarily attributable to having generated $166.0 million of cash flow from operations, which included $32.8 million of incremental draws under accounts receivable factoring facilities, offset by $71.5 million of capital expenditures. During 2003, we made prepayments on our bank debt of $20.0 million during the second quarter and $55.4 million during the third quarter. During the fourth quarter, we will make a semi-annual interest payment of approximately $19 million on our senior subordinated notes.

        On September 26, 2003, certain of our subsidiaries in Germany entered into a revolving credit facility for 30 million Euros, which matures on July 27, 2004. Any borrowings under this facility will be subject to a variable interest rate of the European Overnight Indexed Average plus 275 basis points (approximately 4.85% at September 30, 2003). Under the terms of this credit facility, 15 million Euros can be drawn in cash and the remainder is for other corporate purposes. We will pay a commitment fee of 0.5% on the unused portion of the credit line. This credit facility is primarily secured by certain business premises located in Germany. No borrowings have been made under this facility.

        In October, 2003, our term loan facility was amended. The amendment includes an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 150 basis points. The dollar denominated term loans account for approximately 95% of our long-term debt. In conjunction with the amendment, we paid approximately $4.5 million (primarily in the fourth quarter) for a 1% prepayment fee as required by the terms of the agreement, along with other fees to the banks. This amount will be capitalized on our balance sheet as deferred financing fees and will be amortized as interest expense over the remaining five year life of the loans.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after that date. The provisions of SFAS No. 149 should be applied prospectively. We are in the process of evaluating the potential effect of this recently issued accounting pronouncement on our future consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's 2002 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 2002. No material changes in the Company's market risk have occurred since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

        (a)    Evaluation of Disclosure Controls and Procedures.    Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can therefore be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        (b)    Changes to Internal Controls and Procedures for Financial Reporting.    During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

  3.1
  First Amendment and Consent to Credit Agreement dated as of December 20, 2002 between Dade Behring Inc. and Deutsche bank AG, New York Branch as Administrative Agent and as a Lender.

  3.2
  Second Amendment and Consent to Credit Agreement and Consent to Security Agreement dated as of October 7, 2003, among Dade Behring Holdings, Inc., (Holdings), Dade Behring Inc. and various subsidiaries of Holdings, (the Lenders as defined therein), General Electric Capital Corporation and the Royal Bank of Scotland PLC (as Syndication Agents), Deutsche Bank AG, New York Branch (as Administrative Agent), and Deutsche Bank AG, New York Branch, (as Collateral Agent).

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

  (b)
  Reports on Form 8-K during the quarter ended September 30, 2003.

    On August 11, 2003, Dade Behring Holdings, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Dade Behring Holdings, Inc. that reported the results of operations for the second quarter of 2003.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
	By:	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer
November 4, 2003

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	First Amendment and Consent to Credit Agreement dated as of December 20, 2002 between Dade Behring Inc. and Deutsche bank AG, New York Branch as Administrative Agent and as a Lender.
3.2
Second Amendment and Consent to Credit Agreement and Consent to Security Agreement dated as of October 7, 2003, among Dade Behring Holdings, Inc., (Holdings), Dade Behring Inc. and various subsidiaries of Holdings, (the Lenders as defined therein), General Electric Capital Corporation and the Royal Bank of Scotland PLC (as Syndication Agents), Deutsche Bank AG, New York Branch (as Administrative Agent), and Deutsche Bank AG, New York Branch, (as Collateral Agent).
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
DADE BEHRING HOLDINGS, INC. SEPTEMBER 30, 2003 FORM 10-Q—TABLE OF CONTENTS
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
Successor Company Condensed Consolidating Balance Sheet September 30, 2003
Successor Company Condensed Consolidating Balance Sheet December 31, 2002
Successor Company Condensed Consolidating Statement of Operations Quarter Ended September 30, 2003
Successor Company Condensed Consolidating Statement of Operations Nine-months Ended September 30, 2003
Predecessor Company Condensed Consolidating Statement of Operations Quarter Ended September 30, 2002
Predecessor Company Condensed Consolidating Statement of Operations Nine-months Ended September 30, 2002
Successor Company Condensed Consolidating Statement of Cash Flows Nine-months Ended September 30, 2003
Predecessor Company Condensed Consolidating Statement of Cash Flows Nine-months Ended September 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
EXHIBIT INDEX