Form 10-K
period 2003-12-31
DADE BEHRING HOLDINGS INC
filed 2004-03-10
CIK 1183920

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50010

DADE BEHRING HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3989270
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
1717 Deerfield Road Deerfield, Illinois	60015
(Address of principal executive office)	(Zip Code)
847-267-5300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
Preferred Share Purchase Rights
 Title of each class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

        The aggregate market value of voting common stock (the only issue of common equity) held by non-affiliates amounted to approximately $916 million on June 30, 2003.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

        Number of Shares of Common Stock Outstanding at February 27, 2004: 42,051,774

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2004 Annual Shareholders Meeting to be filed no later than April 29, 2004 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

DADE BEHRING HOLDINGS, INC.
2003 FORM 10-K—TABLE OF CONTENTS

        In addition to historical information, this report contains statements relating to future events or our future financial performance. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, investments, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

  •
  the projected growth rates in our industry;

  •
  the successful execution of our business plan; and

  •
  the projected continuing demand for our products.

        Generally words such as "may," "will," "should," "could," "anticipate," "expect," "intend," "estimate," "predict," "plan," "potential," "continue," and "believe," or the negative of or other variations on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

        Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation:

  •
  competition;

  •
  the effect of potential healthcare reform;

  •
  changes in our business strategy or plans;

  •
  changes in exchange rates;

  •
  increases in the floating rate under the Credit Facility;

  •
  changes in our policy regarding interest rate and currency movements;

  •
  the availability of capital and trade credit to fund our business; and

those described elsewhere in this report, including under Item 1. Business, Factors That Could Affect Future Results and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I

ITEM 1. BUSINESS

General

        Dade Behring Holdings, Inc. (also referred to as "we", "us" and "our") is a leading manufacturer and distributor of in vitro diagnostics ("IVD") products and services to clinical laboratories in the United States. Dade Behring serves approximately $12 billion of the $23 billion annual worldwide market for IVD products. We focus primarily on the central lab segment of the IVD market, which accounts for approximately $14 billion of total IVD sales. We manufacture and market a broad offering of IVD products and services which include (1) medical diagnostic instruments, which represent approximately 12% of our 2003 sales; (2) reagents and consumables, which represent approximately 84% of our 2003 sales; and (3) maintenance services which represent approximately 4% of our 2003 sales. Reagents and consumables sales include revenue from instrument rentals included in customer contracts where equipment is placed with end customers in exchange for contractual commitments for ongoing reagent revenues. In total, we have a worldwide installed base of approximately 32,400 diagnostic instruments. This installed base statistic has been adjusted down as of December 31, 2003 from 41,800 units to remove mature product line instruments that are being phased out of our product portfolio over the next two years, and older non-strategic instruments. Within our served markets, we have a strong position in each of our core product markets which are chemistry, hemostasis, microbiology and infectious disease diagnostics.

        In December 1994, Bain Capital, Inc. and the GS Capital Partners, L.P. and certain of their affiliates formed Dade Behring Holdings, Inc., and acquired certain assets of Baxter Diagnostics from Baxter International Inc. The assets acquired from Baxter International, Inc. included established leadership positions in hemostasis and microbiology, strong routine chemistry/immunoassay market positions, and an extensive sales and service organization, especially in the United States.

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

        In October 1997, we acquired Behring Diagnostics—the human IVD business of Hoechst AG. The Behring business was established in 1904 by Emil von Behring the recipient of the first Nobel Prize in medicine. This acquisition provided us with complementary products for our hemostasis and routine immunochemistry product lines and significantly broadened the overall product line portfolio by adding leadership positions in plasma protein testing and drugs of abuse testing/therapeutic drug monitoring. Acquisition of the Behring clinical IVD business from Hoechst provided expanded capabilities in platform development, specialty assay development and research and extended the geographic scope of our business.

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

        The Bankruptcy Court confirmed the Plan of Reorganization on September 18, 2002 and the Plan of Reorganization became effective on October 3, 2002. The Plan of Reorganization allowed the Debtors to emerge from bankruptcy with an improved capital structure. The Debtors were allowed to continue paying their trade debt in the ordinary course of business during the pendency of the Chapter 11 cases. At the time of emergence, the Debtors had sufficient trade credit to finance their continuing operations. On the effective date of the Plan of Reorganization, Dade Behring Inc., our wholly-owned subsidiary, entered into new credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings and Credit Facilities" in Part II, Item 7 for a further discussion.

Diagnostic Industry—Overview

        IVD tests are conducted outside the body. IVD tests are used to analyze samples of patients' bodily fluids such as whole blood, blood plasma, serum or urine in a clinical setting. In a single test, a patient sample may be measured to determine the presence, concentration or absence of a particular substance or condition. In some tests, the fluid sample is combined with a dry or liquid chemical reagent, which is then observed or measured to observe physical or chemical changes that have a predetermined correlation to diagnostic information and enable physicians to diagnose, treat and monitor patients. The most common IVD tests are traditional routine clinical chemistry tests that measure substances such as glucose, cholesterol or sodium as part of routine blood checks. Other IVD tests measure other bodily functions such as blood clotting ability and cardiac function, or measure the presence of infections or drugs. The wide range and important nature of these tests have established IVD testing as an integral part of the managed care environment, providing for accurate and timely patient diagnosis and treatment. Increasingly, IVD testing is recognized as making a significant contribution to improving patient care and lowering total patient costs. IVD tests are performed in a number of different clinical settings, including hospitals, reference laboratories, physicians' offices/ambulatory care centers, criminal justice system specialty labs and consumers' homes.

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

        The global IVD market is estimated at $23 billion annually, with the United States, Western Europe and Japan comprising approximately 49%, 35% and 9%, respectively, of the global market. We primarily serve the central lab market, which comprises $14 billion of the $23 billion global IVD market. We believe that the global IVD market will continue to grow due to a number of key favorable industry trends, including:

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

Dade Behring—Served Markets

        We derive substantially all of our revenues from manufacturing and marketing IVD products and services. We are organized functionally and are comprised of three reporting segments: Global Customer Management ("GCM")—North America, GCM—International, and Global Operations. GCM—North America and GCM—International are our sales and service organizations. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues. See Note 17 to our consolidated financial statements for segment and geographic area financial information. This and the following sections discuss our served markets whose results are reported in the GCM—North America and GCM—International segments.

        Chemistry Diagnostics.    Our Chemistry Diagnostics business consists of four product lines: routine chemistry/immunochemistry, cardiac, plasma proteins and drugs of abuse testing/therapeutic drug monitoring. These product lines contributed approximately $904 million of our sales during the twelve months ended December 2003.

        Routine Chemistry/Immunochemistry.    Routine chemistry tests measure substances found in large concentrations in patients' blood, tissue, urine or other bodily fluids. Some of these substances include chemistry tests such as cholesterol, glucose, iron and sodium and their concentration levels provide information on a patient's basic bodily functions. Routine immunochemistry testing relies on the properties of antibodies and antigens in the immune system as its key detection mechanism. Immunoassays, which are immunochemistry tests, measure relatively low concentrations of these substances found in blood. Historically, analyzers had been developed separately for routine chemistry and immunochemistry testing. Today, high-volume tests in both categories are rapidly being consolidated to a single platform that significantly improves overall laboratory productivity and costs.

        On average, hospital laboratories operate two to three routine chemistry/immunochemistry analyzers. These instruments account for up to 60% of all IVD tests performed in clinical laboratories and are characterized by their high throughput capabilities.

        We have a routine chemistry/immunochemistry instrument platform called the Dimension®. We have consistently been a leader in chemistry/immunochemistry instrument consolidation and automation, beginning with our introduction of the heterogeneous module for the Dimension® RxL instrument in 1998. In 2001 we introduced the Dimension® Xpand® instrument, which provides the same test consolidation capability as the Dimension® RxL for smaller labs. The continued consolidation of routine chemistry/immunochemistry testing onto a single platform represents a significant growth opportunity for us. We believe that the Dimension® system offers customers the lowest total cost approach for performing these two categories of tests along with a wide menu and a significant technological advantage over competitive systems. In addition, the Dimension® platforms offer a comprehensive test menu of approximately 100 tests and we are currently developing 17 additional chemistry and immunochemistry tests.

        In 2002, we introduced the StreamLAB® chemistry/immunochemistry analyzer, a workcell that combines up to four Dimension® RxL instruments with onboard pre-analytical capabilities of accessioning, centrifugation and aliquotting that are essential to laboratory processes for producing test results. This instrument gives our customers in high volume laboratories an integrated single platform solution. Staffing and budget concerns in clinical laboratories worldwide suggest that instrument consolidation will become even more compelling to our customers over time.

        Our unique approach to workstation consolidation integrates the immunoassay, or IA, detection capability into the chemistry analyzer itself rather than simply connecting separate chemistry and IA units with a common sample handler. Integration results in a lower cost per instrument, which is one reason why the Dimension® RxL and Dimension® Xpand® products remain attractive to medium and lower volume laboratories. Building on our approach to workstation consolidation, we are currently developing a next-generation system called Dimension Vista™, which we anticipate will be fully commercialized sometime in 2006. See "Factors That Could Affect Future Results" at the end of Item 1 for a discussion of risk factors related to the release of new products. The initial platform will serve the high volume testing segment, but the same platform architecture will provide the basic building blocks for new consolidating instruments designed to serve the medium and lower volume laboratories as well.

        Cardiac.    Cardiac tests are used for both risk assessment and diagnosis of cardiovascular disease ("CVD"). The cardiac market is one of the highest growth segments of the broader immunochemistry market, growing at 15-20% annually. We have a leading share in the market for cardiac tests and were one of the first to introduce a widely adopted testing system for the cardiac proteins Troponin I, CK-MB and Myoglobin. The combination of rapid and accurate tests for these CVD markers has allowed for rapid diagnosis of cardiac disease and has enhanced the physician's ability for triage and diagnosis of chest pain in patients.

        We offer a unique combination of platforms for performing cardiac tests. In the central laboratory, the Dimension® RxL, BN™II, and BN Prospec® instruments offer tests for cardiac risk assessment such as cholesterol, HDL, LDL, apolipoprotein, and high sensitivity CRP. We have led the development of the market for high sensitivity CRP testing for cardiac application. In addition to cardiac risk assessment tests, the Dimension® RxL menu also includes the three major cardiac tests for cardiac necrosis, Troponin I, CK-MB and Myoglobin. In the acute care/near patient setting, we offer cardiac testing on our Stratus® CS Acute Care™ Diagnostic System. Launched in 1998, the Stratus® CS system represents the industry's first quantitative, near-patient cardiac instrument. The Stratus® CS system's rapid result time of approximately 14 minutes in the acute care setting provides physicians with cardiac test results in under the 30-60 minute recommendation of cardiac societies such as American Heart Association, American College of Cardiologists, and European Society of Cardiologists. The analytical performance (sensitivity of <0.03 nanograms per milliliter and precision of <10% coefficient of variation at the 99th percentile of normal) of the Stratus® CS Acute Care™ Troponin I along with its rapid results, offers significant potential cost savings for healthcare providers and improve patient outcomes by identifying acute coronary syndrome (ACS) patients faster and more accurately. Currently, the average cost to rule out myocardial infarction in a patient with chest pain ranges from $1,300 to $5,600. Stratus® CS system can achieve a result in approximately 14 minutes at a cost of less than $20 per test, which saves significant time over conventional diagnostic measures, reduces hospital lengths of stay, avoids unnecessary testing and thereby reduces healthcare costs significantly. The Stratus® CS Acute Care™ menu also includes Acute Care™ D-dimer, which has been shown to aid in the diagnosis of pulmonary embolism (PE). PE patients often present the same symptoms as ACS patients. The addition of D-dimer testing to the cardiac testing enables the physician to better differentiate the cause of a patient's chest pain allowing for proper treatment of the patient.

        Plasma Protein.    Plasma protein instrument systems test serum, plasma, urine or cerebral spinal fluid to help both diagnose diseases, such as coronary heart diseases and rheumatic diseases, as well as to detect disorders, such as tumors, renal failure and malnutrition. Plasma protein tests are conducted on two types of instrument platforms, (1) routine chemistry/immunochemistry analyzers such as our Dimension® instrument and (2) dedicated nephelometers such as our BN™II and BN Prospec®

instruments. While higher volumes of protein tests are run on routine chemistry/immunochemistry systems, the quality and broad menu makes nephelometers extremely useful for customers willing to pay a premium price for this utility.

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

        The BN™II instrument, a large, highly automated instrument, was released in late 1995 and has proven to be a successful upgrade path for former customers of our older systems who are striving to reduce lab costs and increase actual testing throughput. Our instruments offer a menu of up to 60 assays, which cover the complete spectrum of plasma protein tests. The BN Prospec® instrument, which targets the small to medium size customer group, was launched in 2000.

        Given our long history of leadership in nephelometric protein testing, and our success at introducing and developing markets for critical, protein-based immunoassays such as Myoglobin and Troponin-I, we are aggressively assessing options for connecting our historical strength to the exciting advances that we expect from proteomics research. In addition to stepping up our licensing capabilities, we are evaluating our platform strategy to determine how the BN Prospec®-class analyzer and next-generation Dimension® instruments can be equipped to handle the sensitivity requirements of new markers that are discovered through proteomics research.

        Drugs of Abuse Testing/Therapeutic Drug Monitoring.    Drug tests are used to measure the level of therapeutic drugs ("TDM") or drugs of abuse ("DAT") in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the use of illicit substances such as cocaine and marijuana. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers' offices. Dade Behring offers drug tests on its Dimension® analyzers as well as through its Syva® reagents.

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

        During 2003, we launched the new V-Twin™ system for the Syva® product line. The V-Twin™ system is distributed worldwide and is configured to run our Emit®-branded drugs of abuse and serum toxicology assays, as well as the Perfect™ specimen validity tests.

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

        We pioneered the field of hemostasis and with revenues of approximately $237 million during the twelve months ended December 2003, we continue to maintain a global leadership position through our commitment to innovation and our development of new and improved products and services. We offer a broad range of instrument platforms and both routine and specialty tests to meet the needs of customers from small hospitals to large reference labs. We have a strong history of instrument product development, internally and with our development partner, Sysmex Corporation, and are capitalizing on an emerging technology opportunity with a system for monitoring platelet function, which is an essential component of primary hemostasis. We believe this will be a high-growth market as new anti-platelet therapies are developed and introduced.

        Microbiology Diagnostics.    We serve the microbiology market with our MicroScan® products. Microbiology laboratories use Identification/Antibiotic Susceptibility Testing (ID/AST) products such as MicroScan's to identify infection-causing bacteria such as streptococci and staphylococci, and to determine the minimum concentration of antibiotic such as erythromycin and ampicillin, necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. Continued evolutions in the microbiology testing market have been driven primarily by advances in automation, new antibiotics, the complexity of various microbes, and the increasing resistance of microbes to antibiotics.

        We manufacture and market both manual and automated ID/AST products. Our premier instruments, the autoSCAN®-4, the MicroScan WalkAway® 40si and the WalkAway® 96si, are fully automated and use patented dry reagent panels to conduct bacterial identification and susceptibility testing at the same time.

        We are a leader in automated ID/AST microbiology systems and have been able to maintain our position in the microbiology market by focusing on continuous instrument and panel product enhancement and high growth international markets, as well as by upgrading our instruments to help laboratories reduce their overall costs. In the United States, we continue to secure business through the promotion of our conventional testing device panels, which produce more accurate results than competitive systems. MicroScan® has a reputation for being the leader in providing accurate tests for emerging antibiotic resistant organisms and was the first to have a test for the critical vancomycin intermediate resistant staphylococcus aureus. MicroScan revenues were approximately $151 million of our revenues during the twelve months ended December 2003 and were derived almost entirely from the automated portion of the ID/AST market. The total market for ID/AST testing is approximately $470 million within an overall microbiology market of $1.4 billion.

        Infectious Disease Diagnostics.    Infectious disease diagnostic systems test for the presence of infectious microorganisms. This market consists of bacteriology, parasitology and virology testing, including HIV and hepatitis testing. These tests are used not only to diagnose disease, but also as screening tests in order to insure a safe blood supply.

        We have a strong niche position in infectious disease diagnostics. Infectious disease testing is one of the largest segments of the diagnostics market and accounted for approximately $79 million of our revenues during the twelve months ended December 2003. The microtitre plate, or MTP, subsegment, manual and semi-automated, makes up approximately one-third of the immunoassay testing in this segment. MTP is a high-throughput, low cost testing method, ideal for blood banks. In the European MTP segment, our BEP systems are used by more laboratories than any other batch analyzer. In addition, we possess a strong intellectual property position for HIV-O, a variant of HIV recently discovered. Due to the increased prevalence of HIV-O, any future HIV test platform will have to include HIV-O to offer full HIV testing capability. We continue to invest in expanded test menu capabilities on our existing instrument line and launched our BEP®-2000 and Quadriga instruments in 1999 and 2000, respectively, to allow us to better serve the high volume blood bank market. These instruments have met with outstanding acceptance in a number of European blood banks.

Sales and Marketing

        We have a global customer management organization that employs approximately 2,700 people worldwide. Our global customer management organization includes elements beyond traditional sales representatives and marketing personnel and includes healthcare consultants, clinical quality initiatives managers, field service engineers, national accounts/GPO (group purchasing organization) management, integrated distribution networks (IDN) management, inside sales, clinical application specialist, customer service representatives, technical assistance, customer operations, pricing analysts and field sales and service management.

        Our global customer management executives have long tenure both in the IVD industry and with Dade Behring. Similarly, the experience profile of our customer contact personnel is generally one of long service in the industry and with Dade Behring. We utilize a generalist sales force approach, but all countries with significant sales of specific products have specialists who are trained to service specific product lines. Because of the sales volume and market penetration of our chemistry/immunochemistry, microbiology, hemostasis, cardiac risk assessment, protein and therapeutic drug products, most sales representatives, specialists and generalists are familiar with the features and benefits of these products.

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

        Our key focus is on providing solutions to the challenges our customers are faced with in their laboratories. We have developed a healthcare consulting and clinical quality initiative organization to identify and find ways to provide these solutions. Areas we focus on include work station consolidation, patient specimen filing and storage, workflow analysis, improved testing and turnaround, and ways to insure integrity in patient information.

        We have a long history and strong reputation in the clinical diagnostics industry for delivering the highest quality customer satisfaction related to our sales and service organization.

Research and Development

        We conduct research and development in the United States and in Germany. Research and development activities are grouped into two primary categories across all product segments: platform and systems development and test menu development. At December 31, 2003, there were approximately 600 employees involved in our research and development efforts worldwide.

        Platform and systems development is focused on the design of new instruments that bring increased automation to clinical laboratory operation and appeal to customers by offering broad test menus, high volume testing, integration of multiple laboratory functions, ease of use and the opportunity to lower operating costs. Test menu development seeks to improve the efficacy of existing products and to develop tests that extend our existing product offerings.

        Our research and development teams are skilled in a number of engineering disciplines and life sciences including focus areas of chemistry/immunochemistry, microbiology, hemostasis, informatics, applying robotics to sample processing and systems engineering. Our products are developed internally using a multifunctional team approach which integrates our internal capabilities of engineering and assay development with regulatory and quality systems, marketing, technical support and manufacturing. Although we continue to develop or license all of our hemostasis reagents and controls, in recent years, new hemostasis instruments have been sourced through an external instrumentation partner using a similar approach.

        Research and development expense was $117.5 million in fiscal year 2003 as compared to $94.1 million in fiscal year 2002 and $83.7 million in fiscal year 2001.

Patents, Trademarks and Licenses

        We own or have licensed over 2,500 patents in the United States and foreign countries that cover our products and have also developed brand names and trademarks for our products. We own numerous United States and foreign registered trademarks and service marks and have applications for the registration of trademarks and service marks pending in the United States and abroad. We also own several United States copyright registrations. In addition, we own a wide array of unpatented proprietary technology and know-how. Further, we license certain intellectual property rights from third parties. Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. In each of our business segments, these patents, patent applications, trademarks, copyrights and licenses are, in the aggregate, of significant importance to our business. However, we believe that no single patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to our business as a whole.

Competition

        The IVD industry is highly competitive, however, there are substantial barriers to entry including the necessity for significant sales, service and distribution infrastructure; research and development infrastructure that requires engineering and informatics skills necessary to design and commercialize complex instruments and the life science skills necessary to develop the diagnostic tests; and finally the highly regulated environment for our products. We encounter competition from domestic and international manufacturers that compete in some or all of the markets that we serve. Some of our competitors are large diversified healthcare companies with substantial resources. We believe that in recent years, the key competitive factors for diagnostic testing products have been quality, service, price and ease of use. For automated and consolidated instrument platforms, menu breadth is of increasing importance.

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

Employees

        As of January 31, 2004, we had approximately 6,000 full-time and part-time employees of which approximately 3,200 were in the United States with the remainder serving at various international locations. Our domestic employees are not represented by collective bargaining groups. We have had no significant difficulty attracting qualified professionals. We consider our relationship with our employees to be very positive.

Executive Officers of Dade Behring Holdings, Inc.

        The following is a list of the executive officers of Dade Behring Holdings, Inc. as of February 18, 2004, showing their ages, present positions and offices with Dade Behring and their business experience during the past five or more years.

James W.P. Reid-Anderson, 44, Chairman of the Board, President and Chief Executive Officer

        Mr. Reid-Anderson was elected to the Board of Directors in 2000 and was named Chairman of the Board of Directors in October 2002. Mr. Reid Anderson has served as President and Chief Executive Officer since September 2000. Mr. Reid-Anderson joined us in 1996 as Executive Vice President and Chief Financial Officer for Dade Behring Inc. and became Chief Administrative Officer and Chief Financial Officer in September 1997, responsible for all headquarters functions on the merger of Dade and Behring. In April 1999, Mr. Reid-Anderson was promoted to President and Chief Operating Officer. From 1994 to 1996, Mr. Reid-Anderson worked for Wilson Sporting Goods where he served as Chief Operating Officer and Chief Administrative Officer. In addition, Mr. Reid-Anderson had responsibility for their international unit. He also held financial positions of increasing responsibility at Pepsico, Inc., Grand Metropolitan PLC and Mobil Oil Corporation, with roles based in Europe, Asia and North America. Mr. Reid-Anderson is a fellow of the Association of Chartered Certified Accountants and holds a degree with honors from the University of Birmingham in England.

Dominick M. Quinn, 48, Executive Vice President

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

Hiroshi Uchida, 44, Executive Vice President

        Mr. Uchida was named Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Uchida is also President, Global Operations, of Dade Behring Inc., a position to which he was appointed in January 2002. Previously, Mr. Uchida held positions as President of North America, President of Asia and Latin America, President of Asia, and Vice President and General Manager for the Asia-Pacific region for Dade Behring Inc., since joining us in 1997. Before that time Mr. Uchida served as a Director with Arthur D. Little, heading the Asia Pacific health-care practice, and Vice President at Bain Consulting. He holds Ph.D. and M.A. degrees from Harvard University and a B.A. degree from Brown University.

Mark Wolsey-Paige, 42, Executive Vice President

        Mr. Wolsey-Paige was named Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Wolsey-Paige is responsible for the global research and development function and is also responsible for business development, strategic planning and market research. Mr. Wolsey-Paige was part of the team that formed Dade Behring Inc. through the acquisition of the IVD business of Baxter International Inc. in 1994. Mr. Wolsey-Paige was initially responsible for marketing and new product development of all chemistry product lines, including the Dimension®. In May 2000, Mr. Wolsey-Paige became Senior Vice President, Strategy and Business Development. In December of that year, he also became responsible for legal and corporate research and development. In 2002 Mr. Wolsey-Paige led Dade Behring's marketing function. Mr. Wolsey-Paige was appointed Senior Vice President, Strategy and Technology for Dade Behring Inc. on January 1, 2003. Prior to joining us, Mr. Wolsey-Paige was a consultant at Bain & Company in Boston. Mr. Wolsey-Paige holds a M.B.A. from Harvard University and a B.S.B.A. from Washington University.

John M. Duffey, 43, Senior Vice President and Chief Financial Officer

        Mr. Duffey was appointed Senior Vice President and Chief Financial Officer of Dade Behring Holdings, Inc. in September 2001 and is responsible for finance, legal and investor relations. Mr. Duffey joined us in 1995 as Dade Behring Inc. Vice President, Tax. In January 1997, Mr. Duffey was promoted to Corporate Vice President, Financial Services, having responsibility for Shared Services, Tax and Internal Audit. In May 1999, he was promoted to Corporate Vice President and Controller and became Senior Vice President and Controller in January 2001. Prior to joining us in 1995, Mr. Duffey worked for the Chicago office of Price Waterhouse. Mr. Duffey's thirteen years at Price Waterhouse included a tour-of-duty in the firm's Washington D.C. National Office in the Accounting Methods Group. Mr. Duffey is a Certified Public Accountant and holds a B.A. in Accounting from Michigan State University.

Factors That Could Affect Future Results

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our failure to compete with other manufacturers in the highly competitive IVD industry, some of which have greater financial resources than we do, could harm our ability to retain existing customers and obtain future business.

        The IVD industry is highly competitive and we encounter competition from several international manufacturers in both domestic and foreign markets. Some of our competitors are significantly larger and have greater resources, financial and other, than we do. Moreover, we encounter different competitors in each of our key product lines and we cannot assure you that we will not encounter increased competition in the future which could have a material adverse effect on our business.

Our profit margins and business approach may be adversely affected by potential healthcare reform.

        Substantially all of our sales are in the IVD industry. Healthcare reform and the growth of managed care organizations have been considerable forces in the IVD industry. These forces continue to place constraints on the levels of overall pricing and thus could have a material adverse effect on the profit margins of our products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our customer base. In the United States and abroad, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for IVD expenditures, which could have a material adverse impact on our sales and/or profit margin.

Changes in our business strategy or plans may adversely affect our operating results and financial condition.

        If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop and implement any new business strategy or plans. The expense of such change could adversely affect our operating results and financial condition.

If we are unable to meet our covenant obligations under the Credit Facility, if the floating rate under the Credit Facility increases or if we are unable to obtain favorable financing upon the expiration of the Credit Facility, our operating results may be adversely affected.

        In 2002, we entered into a five-year $125 million revolving credit facility and a six-year $450 million term loan facility, which together with the revolving credit facility, we refer to as the "Credit Facility." The Credit Facility contains customary covenants, including financial covenants. If we cannot meet these covenants, events of default would arise, which could result in payment of this indebtedness being accelerated. We cannot assure that upon the expiration of the Credit Facility we will be able to obtain replacement financing to fund future seasonal borrowings and letters of credit, or that such replacement financing, if obtained, will be on terms equally favorable to us.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.

        Our outstanding debt at December 31, 2003 was $648.2 million. We may also incur additional debt from time to time to finance working capital, capital expenditures and other general corporate purposes. Our substantial indebtedness could have a significant adverse effect on our financial condition and results of operations. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

  •
  increase the amount of interest expense that we have to pay, because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

  •
  increase our vulnerability to adverse general economic or industry conditions;

  •
  limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; or

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

        Approximately 50% of our sales and a significant portion of our earnings are attributable to operations conducted abroad. The United States dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations. Changes in certain exchange rates could have an adverse effect on our ability to meet interest and principal obligations on our United States dollar-denominated debt. Our planned hedging of other currencies against the United States dollar may not adequately reduce exposure to currency exchange fluctuation.

We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.

        Our products require the integration of many component systems and processes including electromechanical, information systems, and biochemical reactions or assays. Each year we expend significant resources in trying to develop new products that incorporate these systems. For the year ended December 31, 2003, we spent approximately $117.5 million on research and development expenses. Notwithstanding these investments, we may be unable to successfully design or develop any or all of these components or to integrate them into viable commercial systems. We might also encounter substantial delays in getting products to market in a timely fashion.

We are subject to various environmental and occupational health and safety laws and any violation of these laws could result in liability that could adversely affect us.

        We are subject to federal, state, local and foreign environmental, health and safety laws and regulations and are subject to liabilities and compliance costs associated with past and current handling, processing, storing and disposing of hazardous substances and wastes. Our operations are also subject to federal, state, local and foreign occupational health and safety laws and regulations. This requires us to devote significant resources to maintain compliance with applicable environmental and occupational health and safety laws and regulations and manage environmental risks.

We are subject to regulation by various federal, state and foreign agencies, which requires us to comply with regulations in the manufacture of some of our products and violation of such regulations could adversely affect us.

        Some of our products and operations are subject to regulation by the United States Food and Drug Administration, or FDA, and various other federal and state agencies, as well as by a number of foreign governmental agencies. FDA regulations require that most of our new products have pre-marketing approval by the FDA, or prove substantial equivalence through a 510(k) application and also require that most of our products be manufactured in accordance with Good Manufacturing Practices.

        Our products and operations are also subject to regulation by the United States Drug Enforcement Agency, or DEA, and various other federal and state agencies, including the United States Department of Agriculture, or USDA, as well as by a number of foreign governmental agencies. DEA regulations require that we obtain DEA Registrations for the bulk manufacture and handling of controlled substances, maintain effective controls against diversion, and use state of the art techniques in the manufacture of controlled substances. The USDA regulates the importation of animal-sourced materials and the treatment and handling of animals utilized to derive biological materials used in research or production.

        Compliance with such regulations substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to manufacture and market newly developed and existing products. In addition, government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale and other civil or criminal sanctions.

Our ability to compete depends in part on our ability to protect our intellectual property.

        We own over 2,500 United States and foreign patents and have numerous patent applications pending in the United States and abroad. We own numerous United States and foreign registered trademarks and service marks and have applications for the registration of trademarks and service marks pending in the United States and abroad. We also own several United States copyright registrations. In addition, we own a wide array of unpatented proprietary technology and know-how. Further, we license certain intellectual property rights from third parties. Our ability to compete depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. There can be no assurance as to the degree of protection offered by the various patents, the likelihood that patents will be issued on pending patent applications, or, with regard to the licensed intellectual property, that the licenses will not be terminated. Furthermore, there can be no assurance that others will not develop around the patented aspects of any of our current or proposed products, independently develop technology or know-how that is the same as or competitive with our technology and know-how or otherwise obtain access to our intellectual property. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our revenues and results of operations may be adversely affected.

General and Internet Information

        Dade Behring Holdings, Inc. is a corporation organized on September 23, 1994 under the laws of the State of Delaware. Our principal executive offices are located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778 and our telephone number is (847) 267-5300. This annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to these reports, will be made available free of charge through the Investor Relations section of our Internet website (http://www.dadebehring.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

        Our corporate offices are located in Deerfield, Illinois. Our major facilities and their primary operating functions are described in the table below:

Location	Floor Area (Sq. Ft.)	Owned/Leased	Primary Operating Functions
Deerfield, Illinois	107,000	Leased	Office
Glasgow, Delaware	459,000 60,000	Owned Leased	Manufacturing, Research & Development, Office Research & Development
Sacramento, California	155,000 85,000	Leased Owned	Manufacturing Research & Development
Cupertino, California	105,000	Leased	Manufacturing
Newark, Delaware	82,000	Leased	Distribution
Duluth, Georgia	15,000	Leased	Office
Atlanta, Georgia	105,000	Leased	Distribution
Brookfield, Connecticut	100,000	Leased	Manufacturing
Schwalbach, Germany	246,300	Leased	Research & Development
Dortmund, Germany	40,900	Owned	Distribution
Marburg, Germany	455,000	Owned	Manufacturing, Research & Development
Anderlecht, Belgium	32,000	Leased	Distribution
Liederbach, Germany	21,700	Leased	Office

	2,068,900

        We anticipate that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. Our owned properties are well maintained. We believe that our owned and leased facilities are adequate to support our businesses.

ITEM 3. LEGAL PROCEEDINGS.

        From time to time we are plaintiff or defendant in various cases arising out of our usual and customary business. We cannot assure you of the results of pending litigation, but we believe it is remote that any potential liability from these matters will have a material adverse affect on our business, financial condition, operating results or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Pursuant to the Plan of Reorganization that became effective on October 3, 2002, our previously outstanding common stock was cancelled and we issued 39,929,479 shares of new common stock pursuant to an exemption provided by Section 1145 of the U.S. Bankruptcy Code. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings" in Part II, Item 7 for a further discussion.

        The new common stock has been publicly traded since October 3, 2002, and has traded on the NASDAQ National Market since February 27, 2003, under the ticker symbol "DADE". Prior to that date the new common stock was quoted on the Over-the-Counter market Bulletin Board under the ticker symbol "DBEH." As of February 18, 2004 there were 9,631 holders of record of our common stock, including Cede & Co., which holds shares on behalf of many beneficial owners. There was no public market for our previously outstanding common stock. The high and low closing sales prices quoted for our common stock for the period from October 3, 2002 to December 31, 2002 and during each quarter during the year ended December 31, 2003 are presented in the table below.

	Fiscal 2003		Fiscal 2002
Quarter/Period Ended
	High	Low	High	Low
December 31	$35.80	$29.10	$17.06	$12.75
September 30	29.46	22.33	N/A	N/A
June 30	24.54	18.48	N/A	N/A
March 31	19.31	15.50	N/A	N/A

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

        The calculation of the aggregate market value of the shares of our common stock held by non-affiliates shown on the cover page of this report was made based upon the average of the high and the low quoted prices for our common stock as of the last business day of the most recently completed second fiscal quarter. For purposes of making such calculation, we have assumed that all the outstanding shares were held by non-affiliates, except for the shares held by our directors and executive officers. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of Dade Behring Holdings, Inc. Further information concerning shareholdings of executive officers, directors and principal shareholders will be included in our proxy statement relating to our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table presents our selected historical consolidated financial data as of and for the period ended October 1, 2002, and for each of the years in the three year period ended December 31, 2001 for the Predecessor Company (as defined below) and as of and for the period ended December 31, 2002 and the year ended December 31, 2003 for the Successor Company (as defined below), derived from audited consolidated financial statements. The results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this report, including the information set forth under the heading "Management's Discussions and Analysis of Financial Condition and Results of Operations."

        As discussed previously, the Debtors filed for bankruptcy protection and emerged on October 3, 2002. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." The effects of fresh-start reporting and new accounting pronouncements (see Notes 2 and 3 to our consolidated financial statements) resulted in a new basis of accounting for the Predecessor Company on October 2, 2002. All references to the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and the year ended December 31, 2001 are to the Predecessor Company. All references to the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) and the year ended 2003 are to the Successor Company.

	Predecessor Company				Successor Company
	Year Ended December 31,				Period Ended December 31, 2002(4)	Year Ended December 31, 2003(5)
				Period Ended October 1, 2002(3)
	1999(1)	2000(2)	2001
	(in millions, except per share data)
Statement of Operations Data:
Net sales(6)(7)	$1,318.1	$1,183.7	$1,232.4	$934.4	$347.1	$1,436.4
Cost of goods sold	571.0	583.4	595.6	467.5	228.8	678.2
Gross profit(7)	747.1	600.3	636.8	466.9	118.3	758.2
Marketing and administrative expenses	560.5	470.8	432.3	322.9	124.5	493.9
Research and development expenses	99.7	103.3	83.7	65.3	28.8	117.5
Goodwill amortization expense(10)	5.3	5.0	8.9	—	—	—
Cost reductions program expense	—	19.2	11.2	2.9	—	—
Restructuring expense, net	13.3	25.3	12.2	(2.8)	—	(0.9)
Income (loss) from operations	68.3	(23.3)	88.5	78.6	(35.0)	147.7
Balance sheet restructuring costs(8)	—	—	23.9	21.2	—	—
Reorganization items(9)	—	—	—	1,567.5	(2.2)	—
Income (loss) before income tax, extraordinary items and cumulative effect of change in accounting principle(10)	(46.5)	(162.6)	(93.3)	1,531.2	(50.0)	74.3
Income (loss) before extraordinary items and cumulative effect of change in accounting principle(10)	(38.5)	(525.8)	(101.7)	1,511.1	(48.6)	48.1
Extraordinary items and cumulative effect of change in accounting principle(2)(3)(7)	—	(6.8)	—	20.0	—	—
Net income (loss)(7)	(38.5)	(532.6)	(101.7)	1,531.1	(48.6)	48.1
Predecessor Company
Basic earnings per share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle available per:
Class L common share	(.55)	(10.61)	(2.08)	31.22	n/a	n/a
Common share	(.55)	(10.61)	(2.08)	30.28	n/a	n/a
Extraordinary items and cumulative effect of change in accounting principle per:
Class L common share	(.16)	(.14)	—	.40	n/a	n/a
Common share	(.16)	(.14)	—	.40	n/a	n/a
Net income (loss) available per:
Class L common share	(.71)	(10.75)	(2.08)	31.62	n/a	n/a
Common share	(.71)	(10.75)	(2.08)	30.68	n/a	n/a
Diluted earnings per share:
Income (loss) before extraordinary items and cumulative effect of change in accounting principle available per:
Class L common share	(.55)	(10.61)	(2.08)	31.22	n/a	n/a
Common share	(.55)	(10.61)	(2.08)	25.36	n/a	n/a
Extraordinary items and cumulative effect of change in accounting principle per:
Class L common share	(.16)	(.14)	—	.40	n/a	n/a
Common share	(.16)	(.14)	—	.34	n/a	n/a
Net income (loss) available per:
Class L common share	(.71)	(10.75)	(2.08)	31.62	n/a	n/a
Common share	(.71)	(10.75)	(2.08)	25.70	n/a	n/a
Successor Company basic net income (loss) per share	n/a	n/a	n/a	n/a	$(1.22)	$1.19
Successor Company diluted net income (loss) per share	n/a	n/a	n/a	n/a	$(1.22)	$1.15
Balance Sheet Data:
Total assets	$1,665.8	$1,320.5	$1,141.9	$1,941.5	$1,918.8	$1,971.3
Total long-term liabilities	1,359.9	116.3	138.0	997.7	1,014.3	923.3
Redeemable preferred stock	15.4	17.0	18.7	—	n/a	n/a

(1)
Net loss for the year ended December 31, 1999 reflects the following pre-tax charges to marketing and administrative expenses: (1) $23.5 million of year 2000 remediation costs, (2) $26.3 million of integration costs associated with the Behring Combination, and (3) $22.7 million of stock compensation expense and $16.8 million of advisory fees related to the June 1999 recapitalization. The net loss also reflects a non-operating loss of $8.8 million related to the write-off of deferred financing fees.

(2)
Net loss for the year ended December 31, 2000 includes a $413.9 million valuation reserve adjustment to income tax expense to the beginning of the year balance recorded against the Debtors' deferred tax assets (see Note 11, "Income Taxes" to our Consolidated Financial Statements) and a $6.8 million charge representing the cumulative effect of a change in accounting principle further discussed in footnote 6 below.

(3)
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

(4)
Net loss for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) includes $57.3 million of incremental expense associated with the sale of inventory stepped-up due to the application of fresh-start reporting and $5.9 million of costs relating to management stock grants.

(5)
Net income for the year ended December 31, 2003 includes $10.5 million of costs relating to stock-based compensation.

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

(7)
Effective January 1, 2000, we changed our revenue recognition policy to conform to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and accordingly recorded a $6.8 million charge representing the cumulative effect of the change in accounting principle. No periods prior to 2000 have been restated. Our pro forma sales, gross profit and net income (loss) as if the change had been retroactively applied to 1999 is as follows (in millions):

Year Ended December 31, 1999
Sales	$1,323.6
Gross profit	750.7
Net income (loss)	(35.7)
(8)
We have recorded all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002 in this separate line item on our Consolidated Statement of Operations.

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

(10)
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. The table below depicts what our income (loss) before extraordinary item and cumulative effects of changes in accounting principle and net income (loss) would have been for the years ending December 31, 1999, 2000 and 2001, had we adjusted for the reduction in net goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects (in millions).

	Year Ended December 31,
	1999	2000	2001
Loss before extraordinary item and cumulative effect of change in accounting principle
As reported	$(29.7)	$(525.8)	$(101.7)
SFAS No. 142 Adjustment	3.2	5.0	4.0

Adjusted	$(26.5)	$(520.8)	$(97.7)

Net loss
As reported	$(38.5)	$(532.6)	$(101.7)
SFAS No. 142 Adjustment	3.2	5.0	4.0

Adjusted	$(35.3)	$(527.6)	$(97.7)

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

        As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." The effects of fresh-start reporting and new accounting pronouncements (see Notes 2 and 3 to our consolidated financial statements) resulted in a new basis of accounting for the Predecessor Company on October 2, 2002. All references to the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and year ended December 31, 2001 are to the Predecessor Company. All references to the year ended December 31, 2003 and period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) are to the Successor Company.

        The Plan of Reorganization and associated new senior credit agreement and capital structure provided for the following:

  •
  A restructuring of our debt occurred that reduced the principal amount of our outstanding indebtedness by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (65,000,000 shares are currently authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of existing senior debt, senior subordinated notes and management.

  •
  All preferred and common stock existing prior to the filing of the Plan of Reorganization, as well as all options, warrants, and rights to purchase or otherwise receive common stock existing prior to the filing of the Plan of Reorganization were cancelled.

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees.

  •
  As of October 3, 2002, 16% of our fully diluted new common equity (consisting of 7,529,412 common shares) was set aside for officers and certain other employees for the issuance of options and stock awards. This 16% was fully diluted after giving effect to the issuance of options and stock awards. All stock awards provided for in the management incentive plans, totaling 470,588 shares, have been issued. Nearly all of the 7,058,824 option awards provided for in the management incentive plans have been issued. See Note 12, "Shareholders' Equity and Redeemable Preferred Stock," for further information.

    •
    A special one time bonus pool of $20.0 million will be payable upon a change in control of the company within five years of the effective date of the Plan of Reorganization. Such bonus pool shall be payable in cash upon such change of control to the chief executive officer, executive team and certain other employees. The pool will be reduced (but not below zero) by the aggregate amount of any realized gain in the chief executive officer's, executive team's and certain other employees' stock options awarded consistent with the terms thereof upon a change of control. This pool has not been utilized during 2002 or 2003.

  •
  A new senior revolving credit facility in the amount of $125 million (no borrowings outstanding at December 31, 2003) and a new senior term loan facility of $450 million ($328.1 million outstanding at December 31, 2003) (both of which include the ability to borrow in Euros) were established (collectively the "Credit Facility"). New 11.91% senior subordinated notes of $315.3 million were issued, which did not result in a cash infusion into the Company. During 2002 and 2003, our term loan facility was amended. See Note 10, "Debt," for further discussion.

        Reorganization value is defined by SOP 90-7 as "the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring." Our reorganization value was $1,848.8 million, which was less than the total postpetition liabilities and allowed claims of approximately $2,007.2 million. As a result, we adopted fresh-start reporting on October 1, 2002, as described earlier. The reorganization value was derived by adding the fair value of all our liabilities ($394.8 million) to our enterprise value ($1,454.0 million). The enterprise value can be defined as the total value of Dade Behring Holdings, Inc. and our subsidiaries as a going concern (i.e. the fair value of our assets, net of our liabilities excluding our bank debt and senior subordinated notes). Our enterprise value was determined based on consideration of many factors and by reliance on various valuation techniques, including comparable company analysis and two discounted cash flow analyses. The factors considered included, but were not limited to, the following:

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

Successor Company Year Ended December 31, 2003 Compared to Period Ended December 31, 2002

        The following discussion compares the operating results of the Successor Company for the year ended December 31, 2003 to the period from October 2, 2002 to December 31, 2002. Throughout this discussion, all references to the period ended December 31, 2002 represent the period from October 2, 2002 to December 31, 2002. This discussion covers two periods of different lengths.

        Net Sales.    Net sales of the Successor Company for the year ended December 31, 2003 and the period ended December 31, 2002 totaled $1,436.4 million and $347.1 million, respectively.

        Sales for each segment were as follows (in millions):

	Year ended December 31, 2003	Period ended December 31, 2002
GCM-North America	$700.9	$179.9
GCM-International	725.9	165.8
Global Operations	9.6	1.4

Total	$1,436.4	$347.1

        The increase in sales of $1,089.3 million was driven primarily by the difference in the length of the periods (twelve months of sales in 2003 versus approximately three months of sales in 2002). Sales for the year ended December 31, 2003 by product line were as follows: core chemistry products $903.7 million; hemostasis products $237.0 million; microbiology products $150.5 million; infectious disease diagnostics products $78.9 million; and mature products $66.3 million. Sales for the period ended December 31, 2002 by product line were as follows: core chemistry products $214.2 million; hemostasis products $54.0 million; microbiology products $39.7 million; infectious disease diagnostics products $18.0 million; and mature products $21.2 million.

        Gross Profit.    Gross profit margins for the year ended December 31, 2003, were 52.8% as compared to 34.1% for the period ended December 31, 2002. Approximately $57 million of inventory step-up under fresh-start reporting, which was recognized as expense in the period ended December 31, 2002, negatively impacted margins for that period by 16.5%. The remaining improvement in margins was primarily due to favorable product mix, cost reduction initiatives at our manufacturing sites and favorable impacts from foreign currency exchange rate changes.

        Operating Costs and Expenses.    Marketing and administrative expenses for the year ended December 31, 2003, totaled $493.9 million or 34.4% of sales as compared to $124.5 million or 35.9% of sales for the period ended December 31, 2002. Non-cash charges of $10.5 million and $5.9 million, respectively, for stock based compensation expense relating to stock options issued and stock grants made to management negatively impacted marketing and administrative expenses as a percentage of sales by 0.7% and 1.7% for the year ended December 31, 2003 and the period ended December 31, 2002, respectively. Research and development expenses for the year ended December 31, 2003 were $117.5 million or 8.2% of sales as compared to $28.8 million or 8.3% of sales for the period ended December 31, 2002.

        Income (Loss) from Operations.    Income from operations for the year ended December 31, 2003 was $147.7 million compared to a loss from operations of $35.0 million for the period ended December 31, 2002. The increase in operating income is attributable primarily to the different lengths of the periods and the absence of fresh-start reporting adjustments in 2003.

        Interest Expense.    Interest expense for the year ended December 31, 2003 totaled $77.8 million compared to $19.5 million for the period ended December 31, 2002. The increase in interest expense is primarily attributable to the different lengths of the periods.

        Income Tax Expense.    Income tax expense of $26.2 million, representing an effective rate of 35.3%, was recorded in the year ended December 31, 2003, as compared to an income tax benefit of $1.4 million, which represents an effective rate of 2.8%, in the period ended December 31, 2002. The recording of valuation allowances, the accrual for unremitted earnings, and income from non-U.S. sources negatively impacted the effective rate in the period ended December 31, 2002.

        Net Income.    Net income was $48.1 million for the year ended December 31, 2003 compared to a net loss of $48.6 million for the period ended December 31, 2002. The increase in net income is primarily due to increased sales as a result of different period lengths, increased gross profit margin percentage, the absence of fresh-start reporting adjustments in 2003, and decreased marketing and administrative expenses as a percentage of sales.

Successor Company Year Ended December 31, 2003 Compared to Combined Year Ended December 31, 2002

        In order to provide a meaningful basis of comparing the years ended December 31, 2003 and 2002, for purposes of the following discussion, the operating results of the Successor Company for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) have been combined with the operating results of the Predecessor Company for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002), and are compared to the year ended December 31, 2003. The combining of successor and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles, but we believe such results will provide meaningful comparisons for net sales, gross profit (excluding the inventory step-up impact under fresh-start reporting), and operating costs and expenses. Changes to our capital structure and the adoption of fresh-start reporting primarily affect depreciation, amortization and interest expenses.

	Year Ended December 31,
	2003	Combined 2002
	(in millions)
Net sales	$1,436.4	$1,281.5
Gross profit	758.2	585.2
Operating costs and expenses:
Marketing and administrative expenses	493.9	447.4
Research and development expenses	117.5	94.1
Restructuring expense, net	(0.9)	(2.8)
Cost reduction programs expense	—	2.9

Income from operations	147.7	43.6
Interest expense	(77.8)	(111.4)
Interest income	3.1	3.6
Other income	1.3	1.3
Balance sheet restructuring costs	—	(21.2)

Income (loss) before reorganization items, income tax and cumulative change in accounting principle	74.3	(84.1)
Reorganization items	—	1,565.3

Income before income tax and cumulative effect of change in accounting principle	74.3	1,481.2
Income tax expense	26.2	18.7
Cumulative effect of change in accounting principle	—	(20.0)

Net income	$48.1	$1,482.5

        Net Sales.    Net sales for the year ended December 31, 2003 totaled $1,436.4 million as compared to $1,281.5 million in the corresponding prior year period.

        Sales for each segment were as follows (in millions):

	Year Ended December 31,
	2003	Combined 2002	% Change
GCM-North America	$700.9	$666.2	5.2%
GCM-International	725.9	609.9	19.0%
Global Operations	9.6	5.4	77.8%

Total	$1,436.4	$1,281.5	12.1%

        Adjusting for the favorable impact of foreign currency rate changes of $92.0 million, 2003 sales increased $62.9 million or 4.6% for the year. On a constant currency basis, sales increased $32.4 million or 4.8% in GCM-North America, and $27.3 million or 3.9% across GCM-International locations. The increase on a constant currency basis can be primarily attributed to a $61.7 million or 7.3% increase in core chemistry sales primarily driven by Dimension® product sales globally, a $13.8 million or 6.2% increase in hemostasis product sales with the strongest growth in North America, a $7.1 million or 4.9% increase in microbiology product sales, partially offset by a $2.0 million or 2.5% decrease in infectious disease product sales and $17.7 million or 21.1% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        Our worldwide installed base of instruments, an important indicator of future growth potential, grew 4.3% during the year ended December 31, 2003. The installed base growth for the year is attributable to a 14.5% increase in the strategic installed base, which consists of those instruments that represent current versions of our instrument offerings and are the focus of most of our sales and marketing efforts. The growth in the strategic base was partially offset by a 3.0% decline in the non-strategic base. To provide more visibility to the growth dynamics of our instrument base, we adjusted our December 31, 2003 non-strategic installed base statistic to remove mature product line instruments, including aca® and Opus®, which are being phased out of our product portfolio over the next two years, and other older non-strategic instruments. The revised installed base of instruments as of December 31, 2003, using the new calculation methodology, was approximately 32,400.

        Growth in the installed base of Dimension® RxL and Dimension® Xpand® instruments as well as the BN ProSpec® plasma protein instrument have driven much of the sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-500, BCS® and PFA-100® instrument placements. For microbiology, new installations of our autoSCAN® and WalkAway® series of instruments continue to provide growth while the BEP®III and BEP®2000 instruments have been the primary contributors of installed base growth for the infectious disease product line. However, migration in the hospital laboratory from microtiter plate testing to immunoassay instruments has caused an overall decline in IDD sales. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in sales of higher priced specialty tests, have further contributed to our sales growth.

        Gross Profit.    Gross profit for the year ended December 31, 2003 increased $173.0 million to $758.2 million, or 52.8% of sales, as compared to $585.2 million, or 45.7% of sales, in the corresponding prior year period. Gross profit in 2002 was negatively impacted by a $57 million inventory step-up under fresh-start reporting and approximately $10 million related to the write-off of excess inventory and reductions in production volumes during the bankruptcy proceedings. These items, on a constant currency basis, negatively impacted the gross profit margin for 2002 by 5.2%. Excluding the inventory step-up impact, foreign currency changes positively impacted margins by 0.3%, while manufacturing efficiencies and cost reduction initiatives at our manufacturing sites, and changes in product mix had a positive impact of 1.9%. Partially offsetting these items, higher depreciation and amortization charges related to the implementation of fresh-start reporting negatively impacted margins by 0.3%.

        Marketing and Administrative Expenses.    Marketing and administrative expenses for the year ended December 31, 2003 increased $46.5 million to $493.9 million, or 34.4% of sales, as compared to $447.4 million, or 34.9% of sales, in the corresponding prior year period. Marketing and administrative expenses increased $30 million related to changes in foreign currency exchange rates, $4.6 million related to higher non-cash stock-based compensation charges ($10.5 million in 2003 compared to $5.9 million in 2002), and approximately $4 million related to incremental depreciation and amortization expense resulting from the adoption of fresh-start reporting.

        Research and Development Expenses.    Research and development expenses for the year ended December 31, 2003 totaled $117.5 million (8.2% of sales) and was 24.9% higher than the corresponding prior year period. On a constant currency basis, research and development expense increased $18.5 million or 18.7% over the corresponding prior year period. We expect spending to remain at 8-9% of sales and to continue to exceed prior year levels as we increase investments in new product development, such as the high volume Dimension Vista™ instrument and new assays for all product lines.

        Income from Operations.    Income from operations for the year ended December 31, 2003 increased $104.1 million to $147.7 million compared to $43.6 million in the corresponding prior year period. The increase in income from operations for the year ended December 31, 2003 is due primarily to the impacts of increased sales and gross profit, partially offset by increased research and development spending and higher marketing and administrative expenses.

        Interest Expense.    Interest expense for the year ended December 31, 2003 totaled $77.8 million, a $33.6 million reduction over the corresponding prior year period. The decrease is primarily due to lower debt levels as a result of the debt restructuring in 2002 and $125.4 million of debt payments in 2003.

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the year ended December 31, 2002 were $21.2 million. After August 1, 2002, these costs were classified as reorganization costs. No such costs were incurred in 2003 and none are expected in the future.

        Reorganization Items.    Reorganization items include gains from extinguishment of debt under the Plan of Reorganization ($786.3 million) and fresh-start adjustments ($816.6 million), partially offset by reorganization costs ($37.6 million). Reorganization costs represent all costs associated with the reorganization of our balance sheet incurred after the bankruptcy filing on August 1, 2002. This includes professional fees of $18.6 million and a $19.0 million settlement with Baxter Healthcare Corporation, as described in the Reorganization Costs section of Note 3 to our financial statements. No such costs were incurred in 2003 and none are expected in the future.

        Income Tax Expense.    Income tax expense of $26.2 million, representing an effective rate of 35.3%, was recorded in the year ended December 31, 2003, as compared to $18.7 million, representing an effective tax rate of 1.3%, in the corresponding prior year period. The recording of valuation allowances had a negative impact on the effective tax rate for the year ended December 31, 2002. The impact due to the recording of valuation allowances for the year ended December 31, 2003 was minimal.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS No. 141, we wrote off negative goodwill and recognized a $20 million gain as of January 1, 2002.

        Net Income.    The net income for the year ended December 31, 2003 was $48.1 million as compared to $1,482.5 million in the corresponding prior year period, a decrease of $1,434.4 million. Excluding the impact of the inventory step-up under fresh-start reporting, reorganization items, balance sheet restructuring costs and the gain recognized in the first quarter of 2002 associated with the cumulative effect of change in accounting principle, net income increased $72.4 million. The increase was primarily due to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Predecessor Company Period Ended October 1, 2002 Compared to Year Ended December 31, 2001

        The following discussion compares the operating results of the Predecessor Company for the period from January 1, 2002 through October 1, 2002 to the year ended December 31, 2001. This discussion covers two periods of different length.

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

        The decline in sales of $298.0 million is driven primarily by the difference in the length of the periods (approximately nine months of sales in 2002 versus twelve months of sales in 2001) and the sale of our Baxter pump services and Swiss immunohematology businesses in 2001. Sales for the period ended October 1, 2002, by product line were as follows: core chemistry products $579.7 million; hemostasis products $148.9 million; microbiology products $98.6 million; infectious disease diagnostics products $51.6 million; and mature products $55.6 million. Sales for the year ended December 31, 2001, by product line were as follows: core chemistry products $732.8 million; hemostasis products $174.4 million; microbiology products $128.1 million; infectious disease diagnostics products $63.0 million and mature products $134.1 million.

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

        Operating Costs and Expenses.    Marketing and administrative expense for the period ended October 1, 2002, totaled $322.9 million or 34.6% of sales as compared to $432.3 million or 35.1% of sales for the year ended December 31, 2001. Research and Development expense for the period ended October 1, 2002, totaled $65.3 million or 7.0% of sales as compared to $83.7 million or 6.8% of sales for the prior year ended December 31, 2001. We expect research and development spending to continue to increase as a percentage of sales as we invest in new product development, such as the high volume Dimension Vista™ instrument and new assays for all product lines.

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

        Restructuring Expense.    We recognized $2.8 million of net restructuring reserve reversals during the period ended October 1, 2002 compared to $12.2 million of restructuring expense in 2001. These amounts related to an extension of the cost reduction programs approved in 2000 and 2001.

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

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the period ended October 1, 2002 were $21.2 million as compared to $23.9 million in the prior year. The decrease is due to these costs being classified as reorganization costs after August 1, 2002. We do not expect to incur any additional balance sheet restructuring costs in the future.

        Reorganization Items.    Reorganization items include gains from extinguishment of debt under the Plan of Reorganization ($786.3 million) and fresh-start adjustments ($816.6 million), offset by reorganization costs ($35.4 million). Reorganization costs represent all costs associated with the reorganization of our balance sheet incurred after the bankruptcy filing on August 1, 2002. This includes professional fees of $16.4 million and a $19.0 million settlement with Baxter Healthcare Corporation, as described in the Reorganization Costs section of Note 3 to our financial statements.

        Income Tax Expense.    An income tax expense of $20.1 million, representing an effective rate of 1.3%, was recorded in the period ended October 1, 2002, as compared to $8.4 million, which represents an effective tax rate of -9.0%, in the year ended December 31, 2001. Excluding the gains from extinguishment of debt and fresh-start adjustments, the effective rate for the period ending October 1, 2002 was -28.0%. The negative effective tax rates are attributable to the recording of valuation allowances related to changes in assumptions with respect to deferred tax assets primarily in the United States, and the existence of foreign taxable income.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS No. 141, we wrote off negative goodwill and recognized a $20 million gain as of January 1, 2002.

        Net Income (Loss).    The net income for the period ended October 1, 2002 was $1,531.1 million as compared to a net loss of $101.7 million in the prior year ended December 31, 2001.

Combined Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        In order to provide a meaningful basis of comparing the years ended December 31, 2002 and 2001, for purposes of the following tables and discussion, the operating results of the Successor Company for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) have been combined with the operating results of the Predecessor Company for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002), and are compared to the year ended December 31, 2001. The combining of successor and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles, but we believe such results will provide meaningful comparisons for net sales, gross profit (excluding the inventory step-up impact under fresh-start reporting), and operating costs and expenses.

	Year Ended December 31,
	Combined 2002	2001
	(in millions)
Net sales	$1,281.5	$1,232.4
Gross profit	585.2	636.8
Operating costs and expenses:
Marketing and administrative expenses	447.4	432.3
Research and development expenses	94.1	83.7
Goodwill amortization expense	—	8.9
Restructuring expense, net	(2.8)	12.2
Cost reduction programs expense	2.9	11.2

Income from operations	43.6	88.5
Interest expense	(111.4)	(151.5)
Interest income	3.6	6.0
Other income (expense)	1.3	(12.4)
Balance sheet restructuring fees	(21.2)	(23.9)

Loss before reorganization items, income tax and cumulative change in accounting principle	(84.1)	(93.3)
Reorganization items	1,565.3	—

Income (loss) before income tax and cumulative effect of change in accounting principle	1,481.2	(93.3)
Income tax expense	18.7	8.4
Cumulative effect of change in account principle	(20.0)	—

Net income (loss)	$1,482.5	$(101.7)

        Net Sales.    Net sales for the year ended December 31, 2002 totaled $1,281.5 million as compared to $1,232.4 million in the corresponding prior year period.

        Sales for each segment were as follows (in millions):

	Year Ended
	December 31, 2002	December 31, 2001	% Change
GCM-North America	$666.2	$661.4	0.7%
GCM-International	609.9	567.3	7.5%
Global Operations	5.4	3.7	45.9%

Total	$1,281.5	$1,232.4	4.0%

        During 2001, our U.S. Baxter pump services and Swiss immunohematology businesses were sold. These businesses generated an aggregate of $35.0 million of sales in the prior year period. Adjusting for the adverse impact of sold businesses and the favorable impact of foreign currency rate changes of $16.7 million on 2002 results, 2002 sales increased $67.4 million or 5.6% for the year. On an adjusted basis, sales increased $35.5 million or 5.6% in North America, and $30.4 million or 5.2% across International locations. The increase on an adjusted basis can be primarily attributed to a $58.5 million or 8.0% increase in core chemistry sales primarily driven by Dimension® product sales globally, a $24.7 million or 13.9% increase in hemostasis product sales with the strongest growth in North America, a $10.7 million or 8.4% increase in microbiology product sales on strong performance in all geographies, a $4.0 million or 6.1% increase in infectious disease product sales, partially offset by a

$30.4 million or 28.3% decrease in sales of mature products across all segments. We consider mature products those products in the later stages of their life cycle (which is determined as a function of research and development investment decisions and planning regarding the release of new product technology/versions) and third-party products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

        Our worldwide installed base of instruments, an important indicator of future growth potential, grew 6.7% during the year ended December 31, 2002. Growth in the installed base of Dimension® Xpand®, which was introduced in 2001, and Dimension® RxL instruments has driven much of the sales growth seen in our Dimension® products. Instrument placement growth has also occurred in our other product lines, with placements of the CA-1500 hemostasis instrument being the largest contributor. Improved method penetration, which results from utilizing an existing instrument base for additional tests, combined with the growth in higher priced, specialty reagents, have further contributed to our sales growth. We believe that these trends will continue, which should in turn drive continued increases in overall sales.

        To provide more visibility to the growth dynamics of our instrument base, we adjusted our December 31, 2003 installed base statistic to remove mature product line instruments, including aca® and Opus®, which are being phased out of our product portfolio over the next two years, and other older non-strategic instruments. The installed base of instruments for 2002 and 2001 were not adjusted and are not comparable to the adjusted 2003 base.

        Gross Profit.    Gross profit for the year ended December 31, 2002 decreased $51.6 million to $585.2 million as compared to $636.8 million in the corresponding prior year period. The decrease is attributable primarily to approximately $57 million of inventory step-up under fresh-start reporting being recognized as expense in the fourth quarter of 2002. Gross profit margins for the year ended December 31, 2002 were 45.7% as compared to 51.7% in the corresponding prior year period. The expense associated with the above mentioned $57 million of inventory step-up accounted for 4.5 percentage points of decline. Inventory write-offs and the negative impact on manufacturing costs of lowering production volumes during the bankruptcy proceedings accounted for an additional 0.8 percentage point decline. Increases in depreciation expense as a consequence of new investments being made to replace assets acquired in a bargain purchase transaction and the incremental depreciation and amortization expense related to fresh-start reporting changes reduced margins further by 0.8 percentage points. Excluding the one-time impacts of fresh-start reporting and inventory adjustments, gross profit margins for the year would have been 50.9%.

        Marketing and Administrative Expense.    Marketing and administrative expense for the year ended December 31, 2002 increased $15.1 million to $447.4 million, or 34.9% of sales, as compared to $432.3 million, or 35.1% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses for the year ended December 31, 2002 increased $10.3 million. During the fourth quarter, $5.9 million of non-cash stock compensation expense was recognized relating to stock grants to management. Excluding this item, marketing and administrative expense increased $9.2 million and represented 34.5% of sales. On a constant currency basis, the remaining $4.4 million increase was related to incremental sales, marketing and administrative costs incurred to help sustain our customer relationships as well as to effectively communicate the Chapter 11 filing, and incremental amortization associated with fresh-start reporting, offset by cost reduction initiatives.

        Research and Development Expense.    Research and development expense for the year ended December 31, 2002 totaled $94.1 million (7.3% of sales) and was 12.4% higher than the prior year. On a constant currency basis, research and development expense increased 9.8% over the corresponding prior year period. We expect spending to continue to increase over prior year levels as savings from cost reduction initiatives are invested in new product development, such as the high volume Dimension Vista™ instrument and new assays for all product lines.

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

        Income from Operations.    Income from operations for the year ended December 31, 2002 decreased $44.9 million to $43.6 million compared to $88.5 million in the prior year. The decrease in income from operations for the year ended December 31, 2002 is due primarily to the impacts of the inventory step-up, non-cash stock compensation expense, research and development spending, and increases in marketing and administrative expense, partially offset by increased sales and less expense associated with cost reduction programs across all segments and the cessation of goodwill amortization.

        Interest Expense.    Interest expense for the year ended December 31, 2002 totaled $111.4 million, a $40.1 million reduction over the corresponding prior year period. These changes are primarily due to lower interest rates and borrowing levels, mostly due to the reorganization. As a result of the Plan of Reorganization, our total debt was reduced by $738.9 million on October 3, 2002. Per SOP 90-7, once bankruptcy proceedings began, we were required to stop recording interest expense of $7.8 million on our pre-bankruptcy senior subordinated notes after August 1, 2002.

        Balance Sheet Restructuring Costs.    Balance sheet restructuring costs represent all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002. Balance sheet restructuring costs for the year ended December 31, 2002 were $21.2 million as compared to $23.9 million in the prior year. After August 1, 2002, these costs were classified as reorganization costs. We do not expect to incur any additional balance sheet restructuring costs in the future.

        Reorganization Items.    Reorganization items include gains from extinguishment of debt under the Plan of Reorganization ($786.3 million) and fresh-start adjustments ($816.6 million), offset by reorganization costs ($37.6 million). Reorganization costs represent all costs associated with the reorganization of our balance sheet incurred after the bankruptcy filing on August 1, 2002. This includes professional fees of $18.6 million and a $19.0 million settlement with Baxter Healthcare Corporation, as described in the Reorganization Costs section of Note 3 to our financial statements. The increase in balance sheet restructuring and reorganization costs is attributable primarily to legal and advisory fees paid to external parties and other costs related to the bankruptcy filing, as well as the settlement with Baxter Healthcare Corporation. We do not expect to incur any additional reorganization items in the future.

        Income Tax Expense.    Income tax expense of $18.7 million, representing an effective rate of 1.3%, was recorded in the year ended December 31, 2002, as compared to $8.4 million, representing an effective tax rate of -9.0%, in the year ended December 31, 2001. Excluding the gains from extinguishment of debt and fresh-start adjustments, the effective rate for 2002 was -15.4%. The negative effective tax rates are attributable to the recording of valuation allowances and the existence of foreign taxable income.

        Cumulative Effect of Change in Accounting Principle.    In accordance with SFAS No. 141, we wrote off negative goodwill and recognized a $20 million gain as of January 1, 2002.

        Net Income (Loss).    The net income for the year ended December 31, 2002 was $1,482.5 million as compared to a net loss of $101.7 million in the prior year.

Liquidity and Capital Resources

        Cash Flows.    In order to provide a meaningful basis of comparing the years ended December 31, 2003 and 2002, for purposes of the following discussion, the cash flows of the Successor Company for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) have been combined with the cash flows of the Predecessor Company for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and are compared to the year ended December 31, 2003. The combining of successor and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles. A discussion of the separate cash flows for the Successor Company and Predecessor Company is also included below. However, for the Successor Company, no comparable length prior period exists, and Predecessor Company comparisons of the period ended October 1, 2002 to the year ended December 31, 2002 may not be meaningful as the periods differ in length.

        For the year ended December 31, 2003 and the period ended December 31, 2002, operating activities of the Successor Company provided cash of $254.4 million and $71.1 million, respectively. The increase is primarily due to the different period lengths.

        For the year ended December 31, 2003, net cash provided by operating activities was $254.4 million compared to $103.6 million for the year ended December 31, 2002. The change was primarily due to increased income from operations, and lower interest payments and balance sheet restructuring and reorganization costs. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain foreign trade receivables are sold on a non-recourse basis to financial institutions at face value. On a constant currency basis, our factoring utilization increased by $36.5 million to $122.6 million for the year ended December 31, 2003.

        We made pension plan funding payments in the U.S. of approximately $14 million and $19 million during the years ended December 31, 2003 and 2002, respectively. We are currently estimating 2004 funding payments in the U.S. to be approximately $20 million.

        Net cash flow used for investing activities for the year ended December 31, 2003 was $103.5 million compared to $32.8 million for the period ended December 31, 2002 for the Successor Company. The increase in net cash used is primarily attributable to higher capital expenditures due to the different period lengths.

        Net cash flow used for investing activities totaled $103.5 million and $102.6 million for the years ended December 31, 2003 and 2002, respectively, and is primarily for capital expenditures. The increases in capital expenditures is due primarily to an increase in the placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues, higher spending for research and development projects and the impact of foreign currency exchange rates.

        Successor Company financing activities for the year ended December 31, 2003 and the period ended December 31, 2002 used net cash of $109.4 million and $21.8 million, respectively, as net debt levels were reduced. Increases in net cash provided by operations has allowed us to make higher debt repayments. We will continue to use cash generated by operations to reduce our overall debt level.

        Financing activities for the year ended December 31, 2003 used net cash of $109.4 million, versus $56.3 million for the year ended December 31, 2002. The increase in net cash used was primarily due to $125.4 million of debt payments in 2003, of which $120.4 million were prepayments of our bank term loans. We made additional bank debt prepayments totaling $40 million during January and February 2004. Partially offsetting the increase in net cash used for financing activities were proceeds from the exercise of stock options and the employee stock purchase plan of $21.9 million during 2003.

        In January 2004, we initiated a redemption program for our senior subordinated notes. Under this program, net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem our bonds. The bonds can be redeemed at par plus 11.91% of the face value, plus accrued and unpaid interest up to the redemption date. In January 2004, we redeemed $9.6 million of our bonds and we redeemed an additional $2.0 million during February 2004. This program is expected to continue throughout 2004.

        Credit Facilities.    We entered into the Credit Facility on October 3, 2002. As of December 31, 2003, the Credit Facility consisted of a $313 million 5-year term loan facility, an €11.9 million 5-year term loan facility, and a $125 million 4-year multi-currency revolving credit facility. At December 31, 2003, our borrowings under the term loan facility bore interest at an effective average rate of 4.05%. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a discussion about our interest rate hedging activity. We had letters of credit outstanding of $4.9 million, which reduced our borrowing capacity under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of December 31, 2003.

        In September 2003, certain of our subsidiaries in Germany entered into a revolving credit facility for €30 million expiring in July 2004 (the Dresdner Facility). Borrowings under the Dresdner Facility are subject to a variable interest rate of the European Overnight Indexed Average plus 2.75%. Under the terms of the Dresdner Facility, up to €15 million can be utilized in the forms of cash or guarantees, and the remainder can be used as credit lines for derivatives trading and settlement risks. As of December 31, 2003, the interest rate was 5.07% and €3.5 million was utilized for guarantee purposes, which reduced our available borrowings under this facility. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. As of December 31, 2003, the borrowing capacity under these facilities totaled $28.2 million. At December 31, 2003, $4.8 million in borrowings and $10.1 million in letters of credit were outstanding under these credit facilities and other borrowing arrangements.

        Certain terms of the Credit Facility were amended in October 2003 (the "Second Amendment"), which resulted in an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 1.50%. The interest rate on U.S. dollar denominated borrowing, which accounts for approximately 95% of the term loan facility, was reduced to a Base Rate as defined in the Credit Facility plus 1.75% or LIBOR plus 2.75%. The interest rate on Euro denominated borrowing remains the same at EURIBOR plus 4.25%. The Second Amendment continues to provide for a 0.25% step-down to lower interest rates if we obtain a ratings improvement. The Second Amendment contains revisions to certain financial covenants to eliminate a cash sweep requirement if our leverage ratio is better than 2.5:1.0 and allows higher capital expenditures throughout the remaining life of the term loan facility. The Second Amendment also allows for the redemption of up to 35% of the senior subordinated notes with net cash proceeds from qualified equity offerings. In addition, it allows us to make up to $50 million of open market purchases of the senior subordinated notes. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for discussion about our interest rate hedging activity.

        The Credit Facility was again amended in December 2003 (the "Third Amendment"). The Third Amendment allows us to redeem outstanding senior subordinated notes with the net cash proceeds from equity offerings or the issuance of our common stock, or options or warrants to purchase shares of our common stock, to any employee, officer or director of our company or any of our subsidiaries.

        In accordance with the terms of the Credit Facility, in 2003 we made approximately $120 million of voluntary prepayments of required amortization payments originally due through June 2007. Additional prepayments totaling $40 million were made in January and February 2004.

        Senior Subordinated Notes.    At December 31, 2003, we had senior subordinated notes due 2010 outstanding in the principal amount of $315.3 million, with a coupon rate of 11.91%. The obligations under the senior subordinated notes are senior to all of Dade Behring Inc.'s subordinated unsecured obligations and subordinate to the Credit Facility. Subsequent to the Third Amendment to the Credit

Facility as described above, we redeemed $9.6 million in principal amount of the notes in January 2004. We also redeemed $2.0 million in principal amount in February 2004. The aggregate outstanding principal amount of notes outstanding after these redemptions is $303.7 million. We expect to initiate additional redemptions throughout 2004.

        Future Capital Needs.    We are still significantly leveraged and our ability to meet our debt obligations will depend upon future operating performance which will be affected by many factors, some of which are beyond our control. We believe our existing credit facilities, in conjunction with anticipated positive operating cash flows, will provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities. If, however, we are unable to service our debt requirements as they become due or are unable to maintain ongoing compliance with restrictive covenants, we may be forced to adopt alternative strategies that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Contractual Cash Obligations

        Projected payments and estimated interest expense are as shown below:

	Expected Payments due by Period
	Total	2004	2005	2006	2007	2008	After 2008
Short-term and long term debt	$643.4	$51.6	$—	$—	$68.7	$219.4	$303.7
Interest on long term debt	332.7	54.3	54.8	56.6	58.4	45.1	63.5
Revolving credit line	—	—	—	—	—	—	—
Fees on revolving credit line	3.9	0.8	0.8	0.8	0.8	0.7	—
Operating leases	107.4	26.0	22.7	16.6	12.5	8.3	21.3
Foreign borrowing arrangements	4.8	4.8	—	—	—	—
Capital lease obligations	24.5	7.7	6.7	5.6	3.4	1.1	—
Purchase obligations	39.1	26.9	10.1	2.0	0.1	—	—

Total Contractual Cash Obligations	$1,155.8	$172.1	$95.1	$81.6	$143.9	$274.6	$388.5

        As discussed above, we made prepayments on our term loans totaling $40 million in January and February 2004. We also redeemed $11.6 million in principal amount of our senior subordinated notes in January and February 2004.

        Purchase obligations primarily consist of supply agreements with vendors for the purchase of specified levels of goods or services over the respective contract periods.

Off-Balance Sheet Arrangements

        Except as noted in the table above, we have no material off-balance sheet arrangements.

Critical Accounting Policies

        Critical accounting policies are those that, in management's view, are very important to the portrayal of our financial condition and results of operations and also require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our most critical accounting policies (Note 3 to our Consolidated Financial Statements, "Summary of Significant Accounting Policies") relate to:

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

        Revenue Recognition.    We manufacture and market a broad offering of IVD products and services which currently include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. Reagents and consumables represent approximately 84% of our sales, while instruments account for approximately 12% of our sales and maintenance services account for the remainder. Reagents and consumables includes revenue from instrument rentals included in customer contracts where equipment is placed with end customers in exchange for contractual commitments for ongoing reagent revenues.

        Instruments are mostly sold either directly to the customer or to a third party financing entity that in turn leases it to the end customer, or we may enter into sales-type leases with the customer. Sales-type leases have historically not been significant, representing less than 1% of revenues, but are expected to grow over time. Instrument revenue is recognized when risk of loss transfers. We sell most of our products and services under bundled contract arrangements, which contain multiple deliverable elements. Under these arrangements, an instrument placement is accompanied by a customer commitment to purchase minimum volumes of reagents and consumables, at a pre-determined price over the contract period, which is generally sixty months. Additionally, these arrangements include a customer commitment to purchase maintenance services which covers the first year of the contract term. Additional years of service may be purchased through these arrangements or purchased separately. Revenues under these bundled arrangements are allocated among the contract's constituent elements (principally instruments, reagents, consumables and service) based upon the estimated fair value of each element as determined by reference to verifiable objective evidence. Our principal point of reference in making this determination is the amount of revenue we realize when our products and services are sold in stand-alone transactions. Reagent and consumables revenue is recognized over the term of the contract as they are purchased by, and delivered to, the customer. Additionally, some customer contracts result in equipment being placed with end customers in exchange for contractual commitments for ongoing reagent revenues, typically over a five year term. In these situations, title does not pass to the customer and no revenue on equipment placement is recognized, rather the cost of this equipment is carried on our balance sheet and amortized to cost of sales over the useful life of the equipment, which is generally five years.

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

        Pension Plan Assumptions.    We maintain non-contributory defined benefit pension plans covering substantially all employees in the United States and Puerto Rico and a combination of contributory and non-contributory plans in certain non-U.S. locations. Benefits under the United States plans are based on a cash balance formula. Our funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974. In an attempt to anticipate future events, several statistical and other factors are used in calculating the expense, liability and resulting funding requirements related to the plans. These factors include assumptions we make about, among other things, the discount rate, expected return on plan assets, rate of future compensation increases and withdrawal and mortality rates. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense we have recorded or may record, and our cash funding requirements. During 2003, our assumption for the discount rate was 6.75%, but is estimated at 6.0% for 2004. As of December 31, 2003, our assumption for expected return on pension plan assets was 8.5%, and is not expected to change for 2004. These and other assumptions impacting pension expense could change in the future based on various factors, including, but not limited to, market conditions, asset allocations, and workforce composition. For 2003, our net periodic benefit cost for our U.S. based plans was approximately $11 million, which is approximately $1 million less than the cost for 2002. We expect that the 2004 costs will be relatively consistent with 2003, however, changes in interest rates and market gains or losses could significantly impact post 2004 pension expense and additional funding requirements.

        Tax Valuation Allowances.    We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances if we believe more likely than not that the net deferred tax asset is not recoverable. In assessing the realizability of the deferred tax assets, we consider all currently available data, our historical taxable earnings and losses by jurisdiction, current financial condition, forecast for future taxable earnings and losses by jurisdiction and other relevant factors. If we are unable to generate sufficient future taxable income, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our remaining net deferred tax assets resulting in an increase in our effective tax rate and a material adverse impact on our operating results. See "Tax Credits and Loss Carryforwards" below and Note 11, "Income Taxes," to our consolidated financial statements for further discussions.

Recent Accounting Developments

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, were effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. The disclosure provisions, which increase the required disclosures relating to guarantees, have been adopted in these consolidated financial statements. The adoption of FIN 45 did not have a material impact on our consolidated financial statements. The nature and amount of future transactions could have a material impact on future consolidated financial statements.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003 and subsequently revised in December 2003. FIN 46 defines variable interest entities ("VIE") and requires that the assets, liabilities, noncontrolling interests, and results of activities of a VIE be consolidated if certain conditions are met. The new rules could have been applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As we do not have any VIE's, FIN 46 did not have an effect on our consolidated financial statements when adopted by us at the beginning of the third quarter of 2003 or subsequently when FIN 46 was revised.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 was effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after that date. The provisions of SFAS No. 149 are applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revised SFAS No. 132 retains the disclosure requirements required by the original Statement. Additional disclosures have been added which include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. Disclosure of estimated future benefit payments and information about foreign plans is effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The required 2003 disclosure provisions have been adopted in the attached consolidated financial statements.

        The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", in December 2003. SAB No. 104 updates the guidance in SAB 101, "Revenue Recognition" and integrates the related set of Frequently Asked Questions. It also incorporates Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which discusses whether delivered items in a multiple-element sales arrangement should be treated as separate units of accounting for revenue recognition purposes. SAB No. 104 did not have an effect on our consolidated financial statements.

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

        Since the COD income was realized in a Title 11 case, we are not required to include the COD income in taxable income, but are required to reduce our U.S. NOL carryovers by the amount of the COD income. Our U.S. NOL carryover as of December 31, 2003 is $648.2 million after the amount of COD income realized as a result of the reorganization.

        Section 382 Limitation on NOL Carryovers and Other Tax Attributes.    As a result of the consummation of the reorganization, we underwent an "ownership change" within the meaning of section 382 of the Tax Code. As a consequence, after the reorganization, we are subject to limitation on the use of any U.S. NOL carryover incurred prior to the ownership change. Under special provisions of section 382 of the Tax Code applicable to companies in bankruptcy, the limitation is equal to the product of (1) the lesser of (x) the value of the equity of the reorganized debtors immediately after the ownership change and (y) the value of the consolidated gross assets immediately before such change, with certain adjustments and (2) the "long-term tax-exempt rate" in effect for the month of the effective date of the reorganization as published in the Internal Revenue Bulletin of the United States Treasury Department. We elected not to apply the general U.S. NOL limitation applicable to companies in bankruptcy since application of that rule would result in less favorable treatment than that described above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in interest rates and foreign currency exchange rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. The qualitative and quantitative information presented below summarizes our market risks associated with debt obligations and other significant financial instruments outstanding at December 31, 2003. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 3 and 13 to our Consolidated Financial Statements. No material changes in our market risk have occurred since December 31, 2003.

        Interest Rate Risk.    We use interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. These instruments are designated as cash-flow hedges under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income/loss until earnings are affected by the cash flows being hedged. The fair value of our interest rate derivative agreements is the estimated amount that we would pay or receive to terminate the agreements, assuming prevailing interest rates.

        At December 31, 2003, $275.0 million of our term debt was hedged using interest rate swap agreements, which resulted in an average effective rate of 5.8%. A sensitivity analysis to measure the potential impact that a change in interest rates would have on our net income indicates that a 10% adverse change in interest rates would increase our interest expense by approximately $0.2 million based on December 31, 2003 debt positions.

        The table below provides information as of December 31, 2003 about our financial instruments that are sensitive to changes in interest rates, which includes the interest rate swap agreements and our long-term debt obligations. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate swap agreements, the table presents the notional amounts and weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(amounts in millions)
Long-term Debt
Fixed Rate	$11.6	$—	$—	$—	$—	$303.7	$315.3	$364.9
Average interest rate	11.91%	11.91%	11.91%	11.91%	11.91%	11.91%
Variable Rate	$40.0	$—	$—	$68.7	$219.4	$—	$328.1	$328.1
Average interest rate	4.3%	5.6%	6.9%	7.7%	8.2%
Interest Rate Swaps
Variable to fixed	$50.0	$75.0	$50.0	$100.0	$—	$—	$275.0	$(3.7)
Average pay rate	5.8%	6.0%	6.2%	6.4%
Average receive rate	4.3%	5.6%	6.9%	7.7%

        Foreign Currency Risk.    We use foreign currency forward contracts to primarily hedge foreign currency transactional exposures. At December 31, 2003, we had foreign currency forward contracts with an aggregated notional amount of $115.6 million. At December 31, 2003, the fair value of outstanding forward foreign currency exchange contracts was a liability of $9.9 million. Gains and losses on forward contracts resulting from revaluations are recorded to foreign exchange gain (loss) and substantially offset the gains and losses on the hedged items in current earnings.

        To manage the foreign currency risk on our foreign currency sales outside of the United States, in 2003, we purchased out of the money average rate put options for the Euro and Japanese yen with characteristics similar to those of our underlying exposure to manage this foreign currency exposure. The intrinsic value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income until earnings are affected by the cash flows being hedged. At December 31, 2003, we held average rate put options with aggregated notional amounts of approximately $119.6 million. At December 31, 2003, the fair value of outstanding foreign currency option contracts aggregated a $0.7 million asset.

        We do not engage in trading or other speculative use of financial instruments. Derivative losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the company's net income indicates that a 10% adverse change in currency exchange rates would lead to gains/losses of approximately $11.6 million on foreign currency forward contracts outstanding at December 31, 2003. Such gains/losses would be substantially offset by losses/gains from the revaluation or settlement of the underlying positions hedged.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and financial statement schedules in Part IV, Item 15(a)(i) of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation and under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2003. Based upon their evaluation of these disclosures controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the year ended December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

        There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required hereunder concerning our directors will appear under the heading "ELECTION OF DIRECTORS" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

        The information required hereunder concerning executive officers can be found in Part I after Item 4 of this Annual Report on Form 10-K under the heading "Executive Officers of Dade Behring Holdings, Inc."

Audit Committee

        The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard W. Roedel (Chair), N. Leigh Anderson PhD, Bradley G. Pattelli and Samuel K. Skinner.

Audit Committee Financial Expert

        The Board of Directors has determined that Richard W. Roedel, Chair of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

        The Company has adopted the Dade Behring Holdings, Inc. Standards for Business Conduct which applies to directors, employees and executive officers including the Company's Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Dade Behring Holdings, Inc. Standards for Business Conduct on the Investor Relations section of the Company's website at www.dadebehring.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Dade Behring Holdings, Inc. Standards for Business Conduct for the benefit of any director or executive officer by posting such information on its website at www.dadebehring.com.

        The information required hereunder concerning compliance with Section 16(a) of the Securities and Exchange Act will appear under the heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required hereunder will appear in the subsection titled "Director Compensation" under the heading "ELECTION OF DIRECTORS" and under the headings "PENSION PLANS," "EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS," "SUMMARY COMPENSATION TABLE," "OPTION GRANTS IN 2004," and "AGGREGATE OPTION EXERCISES IN 2004 AND VALUES AS OF

DECEMBER 31, 2004" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required hereunder will appear under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

        The information required hereunder concerning equity compensation plans will appear under the heading "EQUITY COMPENSATION PLANS" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Dade Behring has no relationships or related transactions to report pursuant to Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required hereunder will appear under the subsection titled "Independent Auditor Information" under the caption "AUDIT COMMITTEE INFORMATION" in our Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this report.

  (i)
  Financial Statements and Schedules—See "Index to Financial Statements and Schedules" on page F-1 hereof.

  (ii)
  Exhibits—See "Exhibit Index" on page X-1 hereof.

  (b)
  Reports on Form 8-K.

  •
  On October 31, 2003, Dade Behring Holdings, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Dade Behring Holdings, Inc. that reported the results of operations for the third quarter of 2003.

  •
  On February 19, 2004, Dade Behring Holdings, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Dade Behring Holdings, Inc. that reported the results of operations for the fourth quarter and full year 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
By:	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer

March 9, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES W.P. REID-ANDERSON James W.P. Reid-Anderson	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2004
/s/ JOHN M. DUFFEY John M. Duffey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004
/s/ N. LEIGH ANDERSON N. Leigh Anderson	Director	March 9, 2004
/s/ JAMES G. ANDRESS James G. Andress	Director	March 9, 2004
/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	March 9, 2004
/s/ ALAN S. COOPER Alan S. Cooper	Director	March 9, 2004

/s/ BRADLEY G. PATTELLI Bradley G. Pattelli	Director	March 9, 2004
/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	March 9, 2004
/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 9, 2004

Dade Behring Holdings, Inc.

Index to Financial Statements and Schedules

Page
Report of PricewaterhouseCoopers LLP, Independent Auditors (Successor Company)	F-2
Report of PricewaterhouseCoopers LLP, Independent Auditors (Predecessor Company)	F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002 (Successor Company)	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003 and period ended December 31, 2002 (Successor Company) and period ended October 1, 2002 and year ended December 31, 2001 (Predecessor Company)	F-5
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the year ended December 31, 2003 and period ended December 31, 2002 (Successor Company) and period ended October 1, 2002 and year ended December 31, 2001 (Predecessor Company)	F-7
Consolidated Statements of Cash Flows for the year ended December 31, 2003 and the period ended December 31, 2002 (Successor Company) and period ended October 1, 2002 and year ended December 31, 2001 (Predecessor Company)	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule (Predecessor Company)	F-58
Financial Statement Schedule (Successor Company)	F-59

Report of Independent Auditors

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc.:

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity (deficit), and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Dade Behring Holdings, Inc. and its subsidiaries (the Successor Company) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from October 2, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Successor Company financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Successor Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2, the accompanying financial statements of the Successor Company have been prepared in conformity with fresh start accounting provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and accordingly are not comparable with any prior periods presented.

/s/  PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 27, 2004

Report of Independent Auditors

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc.:

        In our opinion, the consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity (deficit), and of cash flows of Dade Behring Holdings, Inc. and its subsidiaries (the Predecessor Company) listed in the accompanying index present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2002 to October 1, 2002 and for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Predecessor Company financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Predecessor Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/  PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 24, 2003

Dade Behring Holdings, Inc.

Consolidated Balance Sheets

	Successor Company
	December 31, 2003	December 31, 2002
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$79.5	$35.5
Restricted cash	—	7.9
Accounts receivable, net	293.6	289.7
Inventories	177.6	174.3
Prepaid expenses and other current assets	18.1	18.9
Deferred income taxes	1.0	0.4

Total current assets	569.8	526.7
Property, plant and equipment, net	427.7	390.5
Debt issuance costs, net	15.6	14.0
Deferred income taxes	7.9	3.5
Identifiable intangible assets, net	409.8	414.3
Goodwill	514.6	543.0
Other assets	25.9	26.8

Total assets	$1,971.3	$1,918.8

Liabilities and Shareholders' Equity:
Current liabilities:
Short-term debt	$4.8	$6.1
Current portion of long-term debt	—	5.0
Accounts payable	89.7	76.8
Accrued liabilities	257.2	228.5

Total current liabilities	351.7	316.4
Long-term debt	643.4	760.7
Deferred income taxes	108.2	116.3
Other liabilities	171.7	137.3

Total liabilities	1,275.0	1,330.7
Commitments and contingencies (Note 16)
Shareholders' equity:
Common Stock: $.01 par value; 65,000,000 and 50,000,000 shares authorized at December 31, 2003 and 2002, respectively, 41,411,506 and 39,929,479 shares issued and outstanding at December 31, 2003 and 2002, respectively	0.4	0.4
Additional paid-in capital	686.1	643.1
Unearned stock-based compensation	(10.6)	—
Accumulated deficit	(0.5)	(48.6)
Accumulated other comprehensive income (loss)	20.9	(6.8)

Total shareholders' equity	696.3	588.1

Total liabilities and shareholders' equity	$1,971.3	$1,918.8

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period Ended December 31, 2002	Period Ended October 1, 2002	Year Ended December 31, 2001
	(Dollars in millions, except per share data)
Net sales	$1,436.4	$347.1	$934.4	$1,232.4
Cost of goods sold	678.2	228.8	467.5	595.6

Gross profit	758.2	118.3	466.9	636.8
Operating costs and expenses:
Marketing and administrative expenses	493.9	124.5	322.9	432.3
Research and development expenses	117.5	28.8	65.3	83.7
Goodwill amortization expense	—	—	—	8.9
Cost reduction programs expense	—	—	2.9	11.2
Restructuring expense, net	(0.9)	—	(2.8)	12.2

Income (loss) from operations	147.7	(35.0)	78.6	88.5
Other (expense) income:
Interest expense (Contractual interest expense was $99.7 for the period ended October 1, 2002, Note 1)	(77.8)	(19.5)	(91.9)	(151.5)
Interest income	3.1	0.9	2.7	6.0
Balance sheet restructuring costs	—	—	(21.2)	(23.9)
Foreign exchange gain (loss)	0.8	3.8	(1.8)	(10.1)
Other	0.5	2.0	(2.7)	(2.3)

Income (loss) before reorganization items, income tax and cumulative effect of change in accounting principle	74.3	(47.8)	(36.3)	(93.3)
Reorganization items:
Gain on extinguishment of debt	—	—	786.3	—
Fresh-start adjustments	—	—	816.6	—
Reorganization costs	—	(2.2)	(35.4)	—

Income (loss) before income tax and cumulative effect of change in accounting principle	74.3	(50.0)	1,531.2	(93.3)
Income tax expense (benefit)	26.2	(1.4)	20.1	8.4

Income (loss) before cumulative effect of change in accounting principle	48.1	(48.6)	1,511.1	(101.7)
Cumulative effect of change in accounting principle, net of tax	—	—	20.0	—

Net income (loss)	48.1	(48.6)	1,531.1	(101.7)

Other comprehensive income (loss), before income tax:
Foreign currency translation adjustments	36.0	16.1	2.2	(14.0)
Additional minimum pension liability adjustment	(8.9)	(8.7)	(14.3)	(45.9)
Net loss on derivative instruments	(2.9)	(4.5)	(0.8)	(1.3)
Income tax effects related to items of comprehensive income (loss)	(3.5)	9.7	(0.3)	(0.5)

Other comprehensive income (loss), net of income tax	27.7	(6.8)	(12.6)	(60.7)

Comprehensive income (loss)	$75.8	$(55.4)	$1,518.5	$(162.4)

Basic net income (loss) per Successor Company common share:	$1.19	$(1.22)

Diluted net income (loss) per Successor Company common share:	$1.15	$(1.22)

Basic income (loss) per Predecessor Company Class L and Common shares:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle
Class L common share	$31.22	$(2.08)
Common share	30.28	(2.08)
Cumulative effect of change in accounting principle
Class L common share	.40	—
Common share	.40	—
Net income (loss)
Class L common share	$31.62	$(2.08)
Common share	30.68	(2.08)
Diluted income (loss) per Predecessor Company Class L and Common shares:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle
Class L common share	$31.22	$(2.08)
Common share	25.36	(2.08)
Cumulative effect of change in accounting principle
Class L common share	.40	—
Common share	.34	—
Net income (loss)
Class L common share	$31.62	$(2.08)
Common share	25.70	(2.08)

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

(Dollars in millions, except share-related data)

	Predecessor Company Common Stock
	Class L Common Stock				Common Stock
									Class B Common Stock		Successor Company Common Stock
	Outstanding		Treasury Stock		Outstanding		Treasury Stock									Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
													Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor Company balance at December 31, 2000	6,714,520	$70.0	(2,105,968)	$(55.9)	58,336,804	$0.6	(19,242,844)	$(316.2)	6,000,000	$0.1	—	$—	$479.4	$(6.1)	$(790.8)	$(100.1)	$(719.0)

Net loss															(101.7)		(101.7)
Amortization of unearned stock-based compensation														1.6			1.6
Forfeiture of stock options													(2.1)	2.1			—
Accumulation of dividends on Redeemable Preferred Stock															(1.7)		(1.7)
Net loss on derivative instruments, net of income taxes																(0.8)	(0.8)
Minimum pension liability adjustment, net of income taxes																(45.9)	(45.9)
Cumulative translation adjustment, net of income taxes																(14.0)	(14.0)

Predecessor Company balance at December 31, 2001	6,714,520	70.0	(2,105,968)	(55.9)	58,336,804	0.6	(19,242,844)	(316.2)	6,000,000	0.1	—	—	477.3	(2.4)	(894.2)	(160.8)	(881.5)

Net income															1,531.1		1,531.1
Amortization of unearned stock-based compensation														1.0			1.0
Forfeiture of stock options													(0.2)	0.2			—
Accumulation of dividends on Redeemable Preferred Stock															(1.7)		(1.7)
Net loss on derivative instruments, net of income taxes																(0.5)	(0.5)
Reclassification of net loss on derivative instruments, net of income tax, to earnings																1.3	1.3
Minimum pension liability adjustment, net of income taxes																(14.3)	(14.3)
Cumulative translation adjustment, net of income taxes																2.2	2.2
Fresh-start adjustments to equity accounts and cancellation of stock	(6,714,520)	(70.0)	2,105,968	55.9	(58,336,804)	(0.6)	19,242,844	316.2	(6,000,000)	(0.1)	—	—	(477.1)	1.2	(635.2)	172.1	(637.6)

Predecessor Company balance at October 1, 2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Successor Company balance at October 2, 2002	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	—	$—	$—	$—	$—	$—	$—
Fresh-start adjustment to equity accounts and issuance of stock											39,529,479	0.4	637.2	—	—	—	637.6
Issuance of stock											400,000		5.9				5.9
Net loss															(48.6)		(48.6)
Net loss on derivative instruments, net of income taxes																(4.5)	(4.5)
Minimum pension liability adjustment, net of income taxes																(8.7)	(8.7)
Cumulative translation adjustment, net of income taxes																6.4	6.4

Successor Company balance at December 31, 2002	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	39,929,479	0.4	643.1	—	(48.6)	(6.8)	588.1

Net income															48.1		48.1
Issuance of stock—management grant											70,588		1.3				1.3
Issuance of stock—employee share purchase program											145,333		2.8				2.8
Issuance of stock options													19.8	(19.8)		—
Exercise of stock options											1,266,106		19.1				19.1
Amortization of unearned stock-based compensation														9.2			9.2
Net loss on derivative instruments, net of income taxes																(2.9)	(2.9)
Minimum pension liability adjustment, net of income taxes																(8.9)	(8.9)
Cumulative translation adjustment, net of income taxes																39.5	39.5

Successor Company balance at December 31, 2003	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	41,411,506	$0.4	$686.1	$(10.6)	$(0.5)	$20.9	$696.3

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period Ended December 31, 2002	Period Ended October 1, 2002	Year Ended December 31, 2001
	(Dollars in millions)
Operating Activities:
Net income (loss)	$48.1	$(48.6)	$1,531.1	$(101.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on extinguishment of debt	—	—	(786.3)	—
Fresh-start adjustments	—	57.3	(816.6)	—
Cumulative effect of change in accounting principle	—	—	(20.0)	—
Depreciation and amortization expense	136.7	30.3	86.5	120.8
Net loss (gain) on disposal of fixed assets	3.2	(0.3)	5.8	4.3
Stock-based compensation expense	10.5	5.9	1.0	1.6
Other non-cash charges	—	0.1	0.8	(1.5)
Provisions for restructuring reserve, net	(0.9)	—	(2.8)	12.2
Payments from restructuring reserves	(3.7)	(1.0)	(18.0)	(24.9)
Deferred income taxes	16.3	(3.6)	14.3	4.1
Changes in balance sheet items:
Accounts receivable, net	(155.2)	(37.1)	(79.6)	(121.4)
Sale of trade receivables	181.1	36.2	73.5	93.9
Inventories	13.1	21.1	17.6	41.3
Prepaid expenses and other current assets	1.8	(3.7)	(0.2)	5.4
Accounts payable	5.7	1.7	(13.8)	(31.6)
Accrued liabilities	11.9	11.4	47.3	49.4
Other, net	(14.2)	1.4	(8.1)	2.6

Net cash flow provided by operating activities	254.4	71.1	32.5	54.5

Investing Activities:
Capital expenditures	(112.6)	(36.1)	(65.2)	(87.8)
Proceeds from sale of assets	1.2	1.5	—	17.1
Decrease (increase) in restricted cash	7.9	1.8	(4.6)	3.5

Net cash flow utilized for investing activities	(103.5)	(32.8)	(69.8)	(67.2)

Financing Activities:
Net (repayments) proceeds related to short-term debt	(1.4)	(4.3)	(54.6)	10.5
Repayments of borrowings under new bank credit agreement	(125.4)	—	—	—
Proceeds from exercise of stock options	19.1	—	—	—
Proceeds from employee stock purchase plan	2.8	—	—	—
Payment of debt issuance costs	(4.5)	—	(14.7)	—
Payments to bank debt lenders and senior subordinated note holders per the Plan of Reorganization	—	—	(409.0)	—
Proceeds from borrowings under new term loan facility	—	—	450.0	—
Proceeds from borrowings under new revolving credit facility	—	—	17.5	—
Net repayments of borrowings under new revolving credit facility	—	(17.5)	—	—
Proceeds from borrowings related to former revolving credit facility	—	—	—	16.5
Repayments of borrowings related to former revolving credit facility	—	—	(6.2)	(25.0)
Repayments of borrowings under former bank credit agreement	—	—	(17.5)	(41.2)

Net cash flow utilized for financing activities	(109.4)	(21.8)	(34.5)	(39.2)

Effect of foreign exchange rates on cash	2.5	1.1	2.9	(1.9)
Net increase (decrease) in cash and cash equivalents	44.0	17.6	(68.9)	(53.8)
Cash and Cash Equivalents:
Beginning of Period	35.5	17.9	86.8	140.6

End of Period	$79.5	$35.5	$17.9	$86.8

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$73.7	$13.6	$58.6	$119.6
Cash paid during the period for income taxes	10.1	2.2	5.8	2.6

Non-Cash Supplemental Disclosure of Cash Flow Information:
Accumulation of dividends on Redeemable Preferred Stock	N/A	N/A	$—	$1.7

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

        At December 31, 2001, the Company was in violation of the minimum interest coverage and maximum leverage ratio covenants in its then existing bank credit agreement. Moreover, by cross-default provisions, the Company was in default of the terms of its then existing senior subordinated notes. Although the Company was able to negotiate forbearance from its creditors through July 23, 2001 in the form of temporary waivers, the negotiation process did not result in an amendment to the then existing credit agreement or extended waivers. Per the then existing credit agreement, the Company was required to make significant principal payments on its existing indebtedness beginning in 2001 and continuing thereafter which required the Company to either raise sufficient funds from operations or other sources or to refinance or restructure maturing indebtedness. Accordingly, the Company negotiated with its creditors to effectuate a consensual restructuring of the Company's capital structure. Subsequent to December 31, 2001, the Company reached agreement in principle on a new capital structure with the representatives of the complete set of holders of its then existing senior debt (defined as the revolver and term loans under the then existing credit agreement) and then existing senior subordinated notes and received written legal confirmation of their vote of approval of a reorganization plan from a majority of the creditors. As described further below, in 2002 the Company implemented the debt restructuring by reorganizing the business under Chapter 11 of the United States Bankruptcy Code.

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

        The POR and associated new senior credit agreement / capital structure provided for the following:

  •
  A restructuring of the Company's debt occurred that reduced the principal amount of the Company's outstanding indebtedness by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (65,000,000 shares are currently authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of existing senior debt, senior subordinated notes and management.

  •
  All preferred and common stock existing prior to the filing of the POR, as well as all options, warrants, and rights to purchase or otherwise receive common stock existing prior to the filing of the POR were cancelled.

  •
  Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees.

  •
  As of October 3, 2002, 16% of the Company's fully diluted new common equity (consisting of 7,529,412 common shares) was set aside for officers and certain other employees for the issuance of options and stock awards. This 16% was fully diluted after giving effect to the issuance of options and stock awards. All stock awards provided for in the management incentive plans, totaling 470,588 shares, have been issued. Nearly all of the 7,058,824 option awards provided for in the management incentive plans have been issued. See Note 12, "Shareholders' Equity and Redeemable Preferred Stock," for further information.

  •
  A special one time bonus pool of $20.0 million will be payable upon a change in control of the Company within five years of the effective date of the POR. Such bonus pool shall be payable in cash upon such change of control to the chief executive officer, executive team and certain other employees. The pool will be reduced (but not below zero) by the aggregate amount of any realized gain in the chief executive officer's, executive team's and certain other employees' stock options awarded consistent with the terms thereof upon a change of control. This pool has not been utilized during 2002 or 2003.

  •
  A new senior revolving credit facility in the amount of $125 million (no borrowings outstanding at December 31, 2003) and a new senior term loan facility of $450 million ($328.1 million outstanding at December 31, 2003) (both of which include the ability to borrow in Euros) were established (collectively the "Credit Facility"). New 11.91% senior subordinated notes of $315.3 million were issued, which did not result in a cash infusion into the Company. During 2002 and 2003, the Company's term loan facility was amended. See Note 10, "Debt," for further discussion.

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

2.    Fresh-Start Reporting

        Upon emergence from bankruptcy, the consolidated financial statements of the Company are presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In conformity with the procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the Company allocated reorganization value to net assets and any excess of reorganization value not allocated to specific tangible or identified intangible assets is reported as an intangible asset representing reorganization value in excess of amounts allocable to identifiable assets. The Company has included such amounts in goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." All liabilities existing at the POR confirmation date, other than deferred taxes, are required to be stated at present values of amounts to be paid. New accounting pronouncements that were to be required in the financial statements within twelve months following the adoption of fresh-start reporting have been adopted at the same time fresh-start reporting was adopted.

        Although the POR became effective on October 3, 2002, for financial reporting convenience purposes, the Company recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, consolidated financial statements for the Company for the periods commencing on October 2, 2002 are referred to as the "Successor Company" and are not comparable with any periods prior to October 1, 2002, which are referred to as the "Predecessor Company." Aside from the effects of fresh-start reporting and new accounting pronouncements adopted on October 2, 2002 (see Note 3), the Successor Company follows the same accounting policies as the Predecessor Company. All references in these notes to the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and year ended December 31, 2001 are to the Predecessor Company. All references to the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) and year ended December 31, 2003 are to the Successor Company.

        SOP 90-7 sets forth two criteria, which the Company met, that require an organization to apply fresh-start reporting. Paragraph 36 of SOP 90-7 states:

  If the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all postpetition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, the entity should adopt fresh-start reporting upon its emergence from Chapter 11...

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

Additionally, as part of the POR, all equity instruments existing prior to the filing for bankruptcy were cancelled and new equity was issued. Approximately 99% of the new equity was issued to creditors who were not previously equity holders. As a result, the Company adopted fresh-start reporting on October 1, 2002, as described earlier.

        The consolidated statement of operations for the period ended October 1, 2002 reflects gains of $786.3 million related to the discharge of indebtedness in accordance with the POR and $816.6 million related to fresh-start adjustments. The following summarizes the effects of fresh-start reporting on the Company's consolidated balance sheets (in millions):

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

(b)
Finished goods and work-in-process inventories have been written-up to their estimated net selling price less costs to complete, cost of disposal and a reasonable profit allowance for completing and selling effort as required by fresh-start reporting.

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

Revenue Recognition

        The Company manufactures and markets a broad offering of IVD products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. Reagent and consumable shipments represent approximately 84% of the Company's sales, while instruments (12%) and maintenance services (4%) account for the remainder. Reagents and consumables sales include revenue from instrument rentals included in customer contracts where equipment is placed with end customers in exchange for contractual commitments for ongoing reagent revenues.

        Instruments are usually sold either directly to the customer or to a third party financing entity that in turn leases the instrument to the end customer. Occasionally, the Company will execute a sales-type lease with a customer; however, such arrangements have historically not been significant, representing less than 1% of revenue in any period presented. Instrument revenue is recognized when risk of loss transfers.

        The Company sells most of its products and services under bundled contract arrangements, which contain multiple deliverable elements. Under these arrangements, an instrument placement is accompanied by a customer commitment to purchase minimum volumes of reagents and consumables, at a pre-determined price over the contract period, which is generally sixty months. Additionally, these arrangements include a customer commitment to purchase maintenance services which cover the first year of the contract term. Additional years of service may be purchased through these arrangements or purchased separately. Revenues under these bundled arrangements are allocated among the contract's constituent elements (principally instruments, reagents, consumables and service) based upon the estimated fair value of each element as determined by reference to verifiable objective evidence. The Company's principal point of reference in making this determination is the amount of revenue realized when products and services are sold in stand-alone transactions. Reagent and consumables revenue is recognized over the term of the contract as they are purchased by, and delivered to, the customer.

        Some customer contracts result in equipment being placed with end customers in exchange for contractual commitments under which the Company agrees to sell reagents and consumables to the customer and provide maintenance services on the equipment, typically over a five year term. In these situations, title does not pass to the customer and no revenue on equipment placement is recognized. Rather, the cost of this equipment is carried on the Company's balance sheet and amortized to cost of sales over the useful life of the equipment, which is generally five years. During the contract term, the

Company recognizes revenue for the reagents, consumables, and services provided as they are purchased by, and delivered to, the customer.

        Revenue under service contracts, which are generally for one year or less, is deferred and recognized ratably over the term of the contract.

        Revenues for products that are subject to a distribution agreement in the United States are recognized upon delivery.

        The Company does not accept product returns.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. Cash equivalents include $31.0 million and nil invested in short-term money market investments at December 31, 2003 and 2002, respectively.

Restricted Cash

        Restricted cash of $7.9 million at December 31, 2002, primarily represents compensating balances and a portion of the proceeds from the sale of trade receivables in Europe that is temporarily unavailable for use by the Company. Amounts related to the sale of trade receivables are recorded as restricted since the sale was not finalized as of year-end.

Accounts Receivable

        Accounts receivable are net of bad debt reserves of $8.7 million and $2.9 million at December 31, 2003 and 2002, respectively. Accounts receivable are unsecured. The Company factors certain trade receivables at face value to third-party financial institutions. These transactions are recorded as asset sales when control has been surrendered. In certain instances, the Company pays interest to the financial institutions at variable rates until amounts sold are collected. In conjunction with the adoption of fresh-start reporting as discussed above, accounts receivable were adjusted to their fair market value and, accordingly, the allowance for bad debts was reduced to zero on October 2, 2002.

Research and Development Expenses

        Research and development expenditures are expensed as incurred.

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

        Leasehold improvements are capitalized and amortized over their estimated useful lives or over the terms of the related leases, if shorter. Gains/losses on the disposal of fixed assets are included in the same caption on the Consolidated Statements of Operations that included the depreciation or amortization expense associated with the asset while it was being used. Accordingly, the gains/losses are a component of cost of goods sold, marketing and administrative expenses, or research and development expenses.

Goodwill

        Goodwill represents the reorganization intangible recognized in fresh-start reporting, and has an indefinite life. Negative goodwill was recorded by the Predecessor Company in association with certain acquisitions. Unamortized negative goodwill balances of $20.0 million at December 31, 2001 represented the amounts that the fair value of net assets acquired exceeded the respective total purchase price, as adjusted by the pro rata write-off of certain non-current assets. As further discussed in "New Accounting Pronouncements" below, unamortized negative goodwill was written-off on January 1, 2002, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company also ceased amortizing goodwill effective January 1, 2002, as a result of the adoption of SFAS No. 142. During and prior to 2001, goodwill and negative goodwill were being amortized using the straight-line method over 25 years.

        Goodwill is tested for impairment at the reporting unit level at least annually and if events or changes in circumstances occur that would reduce the fair value of a reporting unit below its carrying value.

        Goodwill at December 31, 2003 aggregated $514.6 million, and was allocated as follows: $386.6 million to Global Operations and $128.0 million to Global Customer Management-North America. Goodwill at December 31, 2002 aggregated $543.0 million, and was allocated as follows: $407.9 million to Global Operations and $135.1 million to Global Customer Management-North America. The goodwill balances at December 31, 2002 reflect adjustments related to the finalized allocation of goodwill by reporting units.

        SOP 90-7 provides that reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied are first credited to goodwill. Accordingly, $22.2 million of decreases to certain deferred tax asset valuation allowances during the year ended December 31, 2003, resulted in a corresponding reduction to goodwill. The decreases to certain deferred tax asset valuation allowances are due to the utilization of net operating loss carryforwards, predominantly in the U.S. During 2003, the Company's employees exercised non-qualified stock options which resulted in a tax benefit of approximately $6.2 million. Due to the existence of valuation allowances, no tax benefit has been recognized in the Company's financial statements related to this item. Upon reversal of the valuation allowances, the tax benefit will be allocated to shareholders' equity. The total reduction in goodwill of $28.4 million was allocated by segment as follows: $21.3 million to Global Operations and $7.1 million to Global Customer Management-North America.

Identifiable Intangible Assets

        Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives.

        Identifiable intangible assets consist of the following at (in millions):

		December 31, 2003			December 31, 2002
	Lives (Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	130.7	$(16.8)	113.9	122.4	$(3.0)	119.4
Developed technology	6 to 10	133.5	(24.3)	109.2	120.6	(4.3)	116.3
Internally developed software	6 to 11	42.6	(5.8)	36.8	31.2	(0.9)	30.3
Patents	9 to 11	17.5	(2.6)	14.9	13.7	(0.4)	13.3

		$459.3	$(49.5)	$409.8	$422.9	$(8.6)	$414.3

        Amortization expense totaled $38.5 million, $8.6 million and $11.4 million for the year ended December 31, 2003 and the periods ended December 31, 2002 and October 1, 2002, respectively. The estimated amount of amortization expense for the identifiable intangible assets for each full year from 2004 through 2008 is $40.2 million. As a result of fresh-start reporting, new types of identifiable intangible assets were recognized on October 2, 2002.

Debt Issuance Costs

        Debt issuance costs are being amortized over the applicable terms of the associated bank credit and senior subordinated notes agreements. At December 31, 2001, debt issuance costs associated with the then existing debt agreements totaled $29.6 million, net of accumulated amortization of $23.6 million. As a result of the POR, the unamortized debt issuance costs at October 1, 2002 were written off as a component of the gain on extinguishment of debt. At December 31, 2003 and 2002, debt issuance costs associated with the Company's new debt agreements totaled $15.6 million and $14.0 million, respectively, net of accumulated amortization of $3.6 million and $0.7 million, respectively. In conjunction with an amendment to our term loan facility in October 2003, the Company paid approximately $4.5 million which was capitalized as deferred financing fees and is being amortized as interest expense over the remaining five-year term of the loans.

Shipping and Handling Costs

        Gross shipping, handling and other warehousing costs of $68.8 million, $18.0 million, $50.8 million and $68.3 million for the year ended December 31, 2003, for the periods ended December 31, 2002 and October 1, 2002, and for the year ended December 31, 2001, respectively, are reported as marketing and administrative expenses.

Reorganization Costs

        SOP 90-7 states, among other things, that revenues, expenses, realized gains and losses, and provisions from losses resulting from the reorganization and the restructuring of the business should be reported separately as reorganization items in the consolidated statement of operations. Accordingly, the Company has recorded all costs associated with the reorganization of the Company's balance sheet incurred after the bankruptcy filing on August 1, 2002, in a separate line item on the Consolidated Statement of Operations titled "Reorganization Costs." For the period ended October 1, 2002, this line includes professional fees of $16.4 million and the settlement costs associated with the following matter. On September 6, 2002, Baxter Healthcare Corporation ("Baxter") filed objections to the Company's

POR. Baxter objected to the adequacy of the disclosure statement filed with the Bankruptcy Court and to confirmation of the POR on a number of bases. On September 17, 2002, the Company agreed to settle all matters with Baxter for $19.0 million, such claim to be treated as a general unsecured claim under the POR. For the period ended December 31, 2002, professional fees of $2.2 million were incurred. No reorganization costs were incurred in 2003 and none are expected in the future.

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

Derivative Financial Instruments

        The Company applies SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendments, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (collectively referred to as "SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair values of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income (loss) are included in earnings in the periods in which earnings are affected by the hedged item. The adoption of these new standards on January 1, 2001 had no effect on the Company's net earnings or accumulated other comprehensive income (loss).

        The Company utilizes derivative financial instruments to manage its exposure to foreign currency and interest rate fluctuations. The Company does not utilize derivative financial instruments for speculative purposes. The Company is not a party to leveraged derivatives. For derivatives to qualify as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the cumulative gains or losses in accumulated other comprehensive income (loss) would immediately be reclassified into earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Earnings (Loss) Per Share

        The computation of basic and diluted earnings (loss) per share for the Successor Company is set forth in the following table (in millions, except for share data).

	Year ended December 31, 2003	Period ended December 31, 2002
Net income (loss)	$48.1	$(48.6)

Weighted average outstanding common shares
Basic	40,294,064	39,929,479
Effect of dilutive securities (stock options)	1,579,048	—

Diluted	41,873,112	39,929,479

Basic net income (loss) per share	$1.19	$(1.22)
Diluted net income (loss) per share	$1.15	$(1.22)

        Due to the loss from operations, the effect of the 5.3 million of outstanding stock options at December 31, 2002, was not included in the calculation for the period ended December 31, 2002 because to do so would have been anti-dilutive.

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

        The computations of basic and diluted earnings (loss) per share for the Predecessor Company are set forth in the following tables (in millions, except per share data):

	Period ended October 1, 2002
		Portion attributable to
	Total	Class L Common Shares	Common Shares
Income before cumulative effect of change in accounting principle	$1,511.1
Less preferred stock dividends	1.7
Less Class L yield	4.4

	$1,505.0	$139.5	$1,365.5

Plus Class L yield		4.4	—

Income before cumulative effect of change in accounting principle available for common stock		$143.9	$1,365.5
Cumulative effect of change in accounting principle		1.8	18.2

Net income available for common stock		$145.7	$1,383.7

Basic weighted average outstanding common shares		4,608,552	45,093,960
Dilutive effect of stock options		—	8,739,860

Diluted weighted average outstanding common shares		4,608,552	53,833,820

Basic income per Class L common share and Common share:
Income before cumulative effect of change in accounting principle		$31.22	$30.28
Cumulative effect of change in accounting principle		.40	.40

Net income available for common stock		$31.62	$30.68

Diluted income per Class L common share and Common share:
Income before extraordinary item and cumulative effect of change in accounting principle		$31.22	$25.36
Cumulative effect of change in accounting principle		.40	.34

Net income available for common stock		$31.62	$25.70

Year ended December 31, 2001
Loss before cumulative effect of change in accounting principle	$(101.7)
Less preferred stock dividends	1.7

Loss before cumulative effect of change in accounting principle available for common stock	$(103.4)
Cumulative effect of change in accounting principle	—

Net loss available for common stock	$(103.4)

Basic and diluted weighted average outstanding common shares	49,702,512

Basic and diluted loss per Class L common share and Common share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(2.08)
Cumulative effect of change in accounting principle	—

Net loss available for common stock	$(2.08)

        Outstanding options at December 31, 2001 of 8.7 million were not included because to do so would have been anti-dilutive.

Concentration of Credit Risk

        Substantially all of the Company's customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 2003 and 2002, approximately $28.9 million or 15% and $54.0 million or 27%, respectively, of the Company's non-U.S. accounts receivable were geographically concentrated in Italy. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value method, compensation cost for stock options is based on the excess, if any, of the fair value of the stock at the date of grant over the amount the employee must pay to acquire the stock (see Note 12, "Shareholders' Equity and Redeemable Preferred Stock").

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

        The fair value of the Successor Company stock options was estimated using the Black-Scholes option pricing model, based on the assumptions identified below. The Predecessor Company did not issue any stock options during 2001 or 2002.

	2003	2002
Expected life (years)	5	7
Average interest rate	3.1%	3.5%
Dividend yield	0.0%	0.0%
Volatility	25%	30%

        The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002	Year ended December 31, 2001
Net income (loss) as reported	$48.1	$(48.6)	$1,531.1	$(101.7)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	6.4
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	12.7	11.3	1.8	3.8

Pro forma net income (loss)	$41.8	$(59.9)	$1,529.3	$(105.5)

Successor Company income (loss) per share:
Basic as reported	$1.19	$(1.22)
Basic pro forma	$1.04	$(1.50)
Diluted as reported	$1.15	$(1.22)
Diluted pro forma	$1.01	$(1.50)
Predecessor Company income (loss) per share:
Basic income (loss) per Class L common share as reported			$31.62	$(2.08)
Basic income (loss) per Class L common share pro forma			$31.58	$(2.16)
Basic income (loss) per Common share as reported			$30.68	$(2.08)
Basic income (loss) per Common share pro forma			$30.65	$(2.16)
Diluted income (loss) per Class L common share as reported			$31.62	$(2.08)
Diluted income (loss) per Class L common share pro forma			$31.58	$(2.16)
Diluted income (loss) per Common share as reported			$25.70	$(2.08)
Diluted income (loss) per Common share pro forma			$25.67	$(2.16)

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 141 also requires that the amount the fair value of net assets exceeds the cost of the acquired entity, after the pro rata reduction of certain acquired assets ("negative goodwill"), be recognized as a change in accounting principle upon adoption. As such, unamortized negative goodwill at December 31, 2001 aggregating $20.0 million was recognized as the cumulative effect of a change in accounting principle on January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather, be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. The table below depicts what the Predecessor Company's net loss would have been for the year ended December 31, 2001, had goodwill not been amortized during that period (in millions, except per share amounts).

Net Loss
As reported	$(101.7)
Reduction in goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects	4.0

Adjusted	$(97.7)

Basic and diluted net loss per Class L common and common share
As reported	$(2.08)
Reduction in goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects	0.08

Adjusted	$(2.00)

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, were effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. The disclosure provisions, which increase the required disclosures relating to guarantees, have been adopted in these consolidated financial statements. The adoption of FIN 45 did not have a material impact on our consolidated financial statements. The nature and amount of future transactions could have a material impact on future consolidated financial statements.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003 and subsequently revised in December 2003. FIN 46 defines variable interest entities ("VIE") and requires that the assets, liabilities, noncontrolling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or after January 31, 2003, the guidance will be applied immediately. For VIE's created before that date, the guidance was applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As we do not have any VIE's, FIN 46 did not have an effect on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 was effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after that date. The provisions of SFAS No. 149 are applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revised SFAS No. 132 retains the disclosure requirements required by the original Statement. Additional disclosures have been added which include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.

Except as noted below, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. Disclosure of estimated future benefit payments and information about foreign plans is effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The required 2003 disclosure provisions have been adopted in these consolidated financial statements.

        The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", in December 2003. SAB No. 104 updates the guidance in SAB 101, "Revenue Recognition" and integrates the related set of Frequently Asked Questions. It also incorporates Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which discusses whether delivered items in a multiple-element sales arrangement should be treated as separate units of accounting for revenue recognition purposes. SAB No. 104 did not have an effect on our consolidated financial statements.

Reclassifications

        Certain reclassifications have been made to prior period balances to conform to the current year presentation.

4.    Inventories

        Inventories consist of the following at (in millions):

	December 31,
	2003	2002
Raw materials	$27.1	$27.9
Work-in-process	41.2	36.2
Finished products	109.3	110.2

Total inventories	$177.6	$174.3

5.    Property, Plant and Equipment

        Property, plant and equipment consist of the following at (in millions):

	December 31,
	2003	2002
Land	$24.8	$24.3
Buildings and leasehold improvements	127.1	110.4
Machinery and equipment	116.7	90.8
Equipment placed with customers	207.2	122.5
Capitalized software	50.2	38.1
Construction in progress	23.6	25.4

Total property, plant and equipment, at cost	549.6	411.5
Accumulated depreciation and amortization	(121.9)	(21.0)

Net property, plant and equipment	$427.7	$390.5

        Equipment placed with customers includes instruments provided in exchange for contractual commitments for ongoing reagent revenues. The net book value of this equipment was $141.3 million and $109.4 million at December 31, 2003 and 2002, respectively. Management believes the carrying value of this equipment is recoverable from the revenues anticipated from future reagent sales. The Company has entered into capital leases for equipment placed with customers amounting to $22.1 million (net of accumulated depreciation of $7.5 million) and $12.7 million (net of accumulated depreciation of $1.3 million) at December 31, 2003 and 2002, respectively.

        Depreciation expense totaled $95.3 million, $21.0 million, $69.9 million and $84.0 million for the year ended December 31, 2003, the periods ended December 31, 2002 and October 1, 2002, and the year ended December 31, 2001, respectively.

6.    Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) consist of the following at (in millions):

	December 31,
	2003	2002
Net loss on derivative instruments	$(7.4)	$(4.5)
Additional minimum pension liability	(17.6)	(8.7)
Foreign currency translation adjustments	45.9	6.4

Accumulated other comprehensive income (loss)	$20.9	$(6.8)

7.    Cost Reduction Programs

        In June 2000, the Company reviewed its cost structure and announced a global cost reduction program having the objective of reducing the Company's overall cost structure. Virtually all of the Company's global operations were affected by this plan, including sales, manufacturing, marketing and support services. The Company eliminated a number of redundant positions under this program in 2000 and 2001, while adding staff in key areas, such as the direct distribution centers. For the period ended October 1, 2002 and the year ended December 31, 2001, $2.9 million and $11.2 million, respectively, of costs were incurred and expensed. These costs also relate to the cost reduction initiatives discussed in Note 8, but did not qualify for treatment as exit costs under EITF No. 94-3. These costs are incremental in nature and, although are related to the cost reduction initiatives in the 2000 and 2001 reserves, are associated with and/or benefit activities that are continued beyond completion of the cost reduction activity plan. These costs are primarily comprised of employee retention and notice pay benefits and employee travel, training and moving costs.

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

        In June 1999, in connection with a reorganization of the Company's management structure to reduce operating costs and plans to increase productivity primarily in the Company's U.S. and European sales and service and R&D groups, the Company recorded a $16.5 million restructuring charge (the "1999 Reserve"). A total of approximately 140 positions were identified for termination resulting from these activities. Of the 140 positions identified and accrued for in the 1999 Reserve, 41 employees were severed from 1999 to 2000. The Company abandoned its plans for further eliminations during 2000 due to unanticipated restrictions in local law. Accordingly, $7.2 million was identified and credited to income in 2000. In 2001, excess severance accruals under the 1999 Reserve of $0.3 million were identified and credited to income. During 2002, cash severance payments were made and no balance remained in the reserve at October 1, 2002.

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

        The following table summarizes the Company's restructuring activity for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Facility and Other Exit Costs	Severance and Relocation	Total
1997 Behring Allocation Reserve
Reserve balance, December 31, 2000	$12.5	$1.0	$13.5
Cash payments	(3.8)	(0.5)	(4.3)
Charge to income	0.4	—	0.4

Reserve balance, December 31, 2001	9.1	0.5	9.6
Cash payments	(7.6)	(0.3)	(7.9)
Charge to income	—	0.3	0.3

Reserve balance, October 1, 2002	1.5	0.5	2.0
Cash payments	—	(.1)	(.1)

Reserve balance, December 31, 2002	1.5	0.4	1.9
Cash payments	(1.5)	(0.2)	(1.7)
Credit to income	—	(0.1)	(0.1)

Reserve balance, December 31, 2003	$—	$0.1	$0.1

Severance
1999 Reserve
Reserve balance, December 31, 2000	$0.7
Cash payments	(0.3)
Reverse to income	(0.3)

Reserve balance, December 31, 2001	0.1
Cash payments	(0.1)

Reserve balance, October 1, 2002	$—

	Facility and Other Exit Costs	Severance	Total
2000 Reserve
Reserve balance, December 31, 2000	$2.1	$23.3	$25.4
Cash payments	(2.8)	(16.6)	(19.4)
Charge to income, net	6.5	(1.6)	4.9

Reserve balance, December 31, 2001	5.8	5.1	10.9
Cash payments	(1.3)	(2.7)	(4.0)
Credit to income	(4.2)	(1.7)	(5.9)

Reserve balance, October 1, 2002 and December 31, 2002	0.3	0.7	1.0
Cash payments	—	(0.2)	(0.2)
Credit to income	(0.3)	(0.2)	(0.5)

Reserve balance, December 31, 2003	$—	$0.3	$0.3

	Facility and Other Exit Costs	Severance	Total
2001 Reserve
Reserve balance, December 31, 2001	$2.9	$3.4	$6.3
Cash payments	(1.5)	(4.5)	(6.0)
Charge to income, net	(0.1)	2.9	2.8

Reserve balance, October 1, 2002	1.3	1.8	3.1
Cash payments	(0.3)	(0.6)	(0.9)

Reserve balance, December 31, 2002	1.0	1.2	2.2
Cash payments	(1.0)	(0.8)	(1.8)
Credit to income	—	(0.3)	(0.3)

Reserve balance, December 31, 2003	$—	$0.1	$0.1

9.    Accrued Liabilities

        Accrued liabilities consist of the following at (in millions):

	December 31,
	2003	2002
Salaries, wages, commissions, withholdings and other payroll taxes	$99.2	$91.6
Restructuring	0.5	5.1
Property, sales and use and other taxes	44.4	34.0
Deferred service contract revenue	14.8	9.1
Interest payable	12.0	10.7
Other	86.3	78.0

	$257.2	$228.5

10.    Debt

        Debt consists of the following at (in millions):

	December 31,
	2003	2002
Credit Facility:
Term Loan A-1	$—	$300.0
Term Loan A-2	—	133.1
Term Loan A-3	15.1	17.3
Term Loan B	313.0	—
11.91% Senior Subordinated Notes	315.3	315.3
Borrowings under lines of credit and other arrangements	4.8	6.1

	$648.2	$771.8

Credit Facility

        The Company entered into a senior secured credit agreement on October 3, 2002 (the "Credit Facility"), which consists of revolving and term loan facilities.

        As of December 31, 2003, the term loan facility under the Credit Facility consists of a $313 million five-year term loan facility ("Term Loan B"), an €11.9 million five-year term loan facility ("Term Loan A-3"), and a $125 million four-year multi-currency revolving credit facility. The Company had letters of credit outstanding of $4.9 million at December 31, 2003, which reduced the borrowing capacity under the revolving credit facility. No borrowings were outstanding on the revolving credit facility at December 31, 2003.

        The Credit Facility also includes a $125 million multicurrency revolving credit facility, of which a maximum of $75 million could be denominated in Euro at the Company's discretion. The interest rates for U.S. dollar borrowings under the revolving credit facility are variable, and could be either the Base Rate as defined in the Credit Facility plus 3% or LIBOR plus 4%. For Euro denominated borrowings, the interest rate is EURIBOR plus 4%. The Company pays a commitment fee of 0.5% on the unused portion of the revolving loan. The revolving credit facility expires on October 3, 2007. The Company had letters of credit outstanding of $3.8 million under the revolving credit facility at December 31, 2002, which reduced the borrowing capacity under the facility.

        Certain terms of the Credit Facility were amended in October 2003 (the "Second Amendment"), which resulted in an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 1.50%. The interest rate on U.S. dollar denominated borrowings, which account for approximately 95% of the term loan facility, was reduced to a Base Rate as defined in the Credit Agreement plus 1.75% or LIBOR plus 2.75% (3.94% at December 31, 2003). The interest rate on Euro denominated borrowing remains the same at EURIBOR plus 4.25% (6.39% at December 31, 2003). The commitment fee on the unused portion of the revolving loan was reduced to 0.50%. The Second Amendment continues to specify required ratings improvement for the Company to qualify for a step-down to lower interest rate margins. It contains revisions to certain financial covenants to eliminate a cash sweep requirement if the leverage ratio is better than 2.5:1.0 and to allow higher capital expenditures throughout the remaining life of the term loan facility. The Second Amendment also allows for the redemption of up to 35% of the senior subordinated notes with net cash proceeds from qualified equity offerings. In addition, it allows the Company to make up to $50 million of open market purchases of the senior subordinated notes. See Note 13 for discussion about the Company's interest rate hedging activity.

        The Credit Facility was again amended in December 2003 (the "Third Amendment"). The Third Amendment allows the Company to redeem outstanding senior subordinated notes with the net cash proceeds from qualified equity offerings or the issuance of the Company's common stock, or options or warrants to purchase equity shares of the Company's common stock, to any employee, officer or director of the Company or any of its subsidiaries.

        In 2003, in addition to the $5 million payment required in accordance with the terms of the Credit Facility, the Company made approximately $120 million of voluntary prepayments of required amortization payments originally due through June 2007. Additional prepayments totaling $40 million were made in January and February 2004.

        As of December 31, 2002, the Credit Facility consisted of a $300 million six-year term loan facility ("Term Loan A-1"), a $133 million six-year term loan facility ("Term Loan A-2"), and a €16.5 million six-year term loan facility ("Term Loan A-3"). The loans made pursuant to the term loan facility are subject to scheduled annual amortization requirements to be paid quarterly. No portion of the term loan facility, once repaid, may be reborrowed. The interest rate on U.S. dollar denominated borrowings under the term loan facility was at LIBOR plus 4.25%. The interest rate on Euro denominated borrowings under the term loan facility was at EURIBOR plus 4.25%. As a result of the Second Amendment, Term Loans A-1 and A-2 were replaced with Term Loan B.

        The borrowings under the Credit Facility are unconditionally guaranteed by Dade Behring Holdings, Inc. and each of Dade Behring Inc.'s domestic subsidiaries, subject to customary exceptions for transactions of this type. The borrower's and guarantors' obligations under the Credit Facility are secured by a first priority (subject to customary exceptions) perfected security interest in (1) all stock, equity interests and promissory notes owned by the borrower and guarantors, provided that no more than 65% of the total voting stock of each first-tier foreign subsidiary of Dade Behring Inc. or a guarantor shall be required to be pledged, and (2) all or substantially all other tangible and intangible assets of Dade Behring Inc. and each guarantor, in each case subject to customary exceptions for transactions of this type.

        The Credit Facility agreement contains various restrictive covenants, including, without limitation, financial covenants such as consolidated debt to consolidated Bank EBITDA ("EBITDA") (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges) and interest coverage ratios, capital expenditures, and trailing twelve months Bank EBITDA, reporting requirements, restrictions on other indebtedness, restrictions on liens, restrictions on asset sales and acquisitions, restrictions on payment of dividends and share repurchases and restrictions on transactions with affiliates and conduct of business. The Credit Facility agreement also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and restrictions on a change of control of either Dade Behring Holdings, Inc. or Dade Behring Inc. Borrowings under the Credit Facility are collateralized by the stock of the Company's U.S. subsidiaries, all tangible and intangible U.S. assets and a portion of the stock of the Company's foreign subsidiaries.

Senior Subordinated Notes

        At December 31, 2003, the Company had senior subordinated notes outstanding of $315.3 million with a coupon payment of 11.91% due in 2010. The obligations under these senior subordinated notes are senior to all of DBI's subordinated unsecured obligations and are subordinate to the Credit Facility. Interest on the senior subordinated notes is payable on a semi-annual basis. DBI's obligations under the notes are guaranteed jointly and severally on a subordinated basis by Dade Behring Holdings, Inc. and certain of DBI's domestic subsidiaries. Subject to the restrictions in the Credit Facility, these notes are redeemable at the Company's option in whole or in part at any time after the third anniversary of their issuance, with not less than 30 nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the notes. The redemption amount will vary depending upon the year during which the notes are redeemed. In the event that DBI raises additional equity prior to the third anniversary of the date of issuance of the notes, then, subject to the restrictions in the Credit Facility, the Company may redeem up to 35% of the subordinated notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a "change of control" as defined in the indenture governing the senior subordinated notes, DBI may make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain covenants typical to this type of financing and, without limitation, limitations on indebtedness, layering, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations, and lines of business. The subordinated notes also contain customary events of default typical to this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

        Subsequent to the passing of the Third Amendment of the Credit Facility as described above, the Company redeemed $9.6 million in principal amount of the notes in January 2004. The Company also redeemed $2.0 million in principal amount in February 2004. The aggregate outstanding principal amount of notes outstanding after these redemptions is $303.7 million.

Other Credit Facilities

        In September 2003, certain of the Company's subsidiaries in Germany entered into a revolving credit facility for €30 million expiring in July 2004 (the Dresdner Facility). Any borrowings under the Dresdner Facility will be subject to a variable interest rate of the European Overnight Indexed Average plus 2.75%. Under the terms of the Dresdner Facility, up to €15 million can be utilized in the forms of cash or guarantees, and the remainder can be used as credit lines for derivatives trading and settlement risks. The Company is required to pay a commitment fee of 0.5% on the unused portion of the credit line related to cash or guarantees. The Dresner Facility is primarily secured by certain business premises located in Germany. As of December 31, 2003, the interest rate was 5.07% and €3.5 million was utilized for guarantee purposes, which reduced the available borrowings under this facility. No borrowings have been made under this facility as of December 31, 2003.

        At December 31, 2003 and 2002, the Company's non-U.S. subsidiaries excluding the German entities had available credit lines from various financial institutions totaling $28.2 million and $17.5 million, respectively. These credit lines are principally used to provide working capital financing for local operations. Borrowings under these credit lines are collateralized by certain assets of the local operations. The Company had outstanding borrowings of $4.8 million and $6.1 million under these credit lines and other borrowing arrangements at December 31, 2003 and 2002, respectively, at the prevailing local market interest rates. At December 31, 2003 and 2002, the Company had letters of credit outstanding of $10.1 million and $8.4 million, respectively, which reduced the available borrowings under these credit lines.

Aggregate Maturities of Debt

        The scheduled aggregate maturities of debt at December 31, 2003 are as follows (in millions):

2004	$4.8
2005	—
2006	—
2007	108.7
2008	219.4
Thereafter	315.3

Total	$648.2

11.    Income Taxes

        Income (loss) before income tax expense is as follows (in millions):

	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002	Year ended December 31, 2001
U.S. (including Puerto Rico)	$57.9	$(13.3)	$1,415.7	$(116.2)
Non-U.S	16.4	(36.7)	115.5	22.9

Income (loss) before income tax expense	$74.3	$(50.0)	$1,531.2	$(93.3)

Tax Expense (Benefit)

        Income tax expense (benefit) consists of the following (in millions):

	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002	Year ended December 31, 2001
Current
U.S.
Federal	$—	$—	$—	$—
State and local (including Puerto Rico)	0.5	—	—	—
Non-U.S.	9.4	2.2	5.8	4.3

Current income tax expense	9.9	2.2	5.8	4.3

Deferred
U.S.
Federal	17.2	7.5	—	(5.4)
State and local (including Puerto Rico)	2.5	1.1	—	(0.8)
Non-U.S.	(3.4)	(12.2)	14.3	10.3

Deferred income tax expense (benefit)	16.3	(3.6)	14.3	4.1

Total income tax expense (benefit)	$26.2	$(1.4)	$20.1	$8.4

Tax Rates

        Differences between income taxes computed using the U.S. Federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002	Year ended December 31, 2001
Income tax expense (benefit) at statutory rate	$26.0	$(17.5)	$535.9	$(32.7)
Nondeductible (non-taxable) taxable goodwill	—	—	(0.2)	(0.2)
Nondeductible items	0.8	0.6	1.9	2.1
Fresh-start adjustments	—	—	(553.9)	—
State and local taxes net of Federal benefit	2.9	(0.7)	71.1	(5.8)
Valuation allowances	(0.5)	3.8	(55.5)	48.2
Tax on unremitted earnings	(1.6)	8.6	—	—
Income from non-U.S. sources	—	3.7	6.1	—
Foreign rate differential	(2.2)	(0.6)	1.3	(1.3)
Other	0.8	0.7	13.4	(1.9)

Income tax (benefit) expense	$26.2	$(1.4)	$20.1	$8.4

Deferred Taxes

        Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2003	2002
Deferred tax liabilities
Property, plant and equipment	$(45.7)	$(81.1)
Intangible assets	(166.9)	(121.7)
Inventory	(2.5)	(3.5)
Foreign currency translation	(5.3)	(8.1)
Tax on unremitted earnings	(8.1)	(10.4)
Other	(11.1)	(10.0)

Gross deferred tax liabilities	(239.6)	(234.8)

Deferred tax assets
Property, plant and equipment	10.1	11.3
Intangible assets	93.1	97.1
Trade receivables	0.6	7.9
Inventory	10.6	6.5
Accrued liabilities	59.2	58.7
Pensions	28.2	30.0
Net operating loss carryforwards	307.9	313.4
Other	18.2	10.9

Gross deferred tax assets	527.9	535.8
Valuation allowance	(395.4)	(416.6)

Net deferred tax assets	132.5	119.2

	$(107.1)	$(115.6)

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

        Since the COD income was realized in a Title 11 case, the Company is not required to include the COD income in taxable income, but is required to reduce the Company's NOL carryovers by the amount of the COD income. The Company's U.S. NOL carryover as of December 31, 2003, is $648.2 million after the amount of COD income realized as a result of the Reorganization.

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

        In addition to the U.S. NOL carryforwards, the Predecessor Company has net operating loss carryforwards available in countries outside the United States of $114.9 million at December 31, 2001 with various expiration dates. The Successor Company has net operating loss carryforwards available in countries outside the United States of $147.5 and $129.0 million at December 31, 2003 and 2002, respectively, with various expiration dates.

        As of December 31, 2003 and 2002, the total valuation allowance is $395.4 million and $416.6 million, respectively (including net operating loss carry forwards). The realization of the deferred tax assets requires substantial worldwide taxable income in future years. In assessing the realizability of the deferred tax assets at December 31, 2003 and December 31, 2002, management considered all currently available data, the Company's historical taxable earnings (and losses) by jurisdiction, current financial condition, forecast for future taxable earnings (and losses) by jurisdiction and other relevant factors. Management concluded more likely than not that substantially all of the deferred tax assets are not recoverable principally because of the Company's recent history of taxable losses as well as certain statutory carryforward limitations.

        Deferred U.S. Federal income taxes and non-U.S. withholding taxes have been provided by the Successor Company on the undistributed earnings accumulated through 2002 of certain subsidiaries deemed available for dividend repatriations, principally Switzerland, the U.K. and Mexico. In all other foreign jurisdictions with accumulated earnings, no provision has been made for non-U.S. withholding taxes or U.S. federal or state income taxes. The undistributed earnings on which the tax has not been provided by the Successor Company are not significant. For the year ended December 31, 2003, it is management's intent to permanently reinvest earnings locally or use available cash to pay down local debt.

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

12.    Shareholders' Equity and Redeemable Preferred Stock

Successor Company Shareholders' Equity

        With the effectiveness of the POR, the capitalization of the Company consists of one class of common stock. Under the terms of the POR, 39,929,479 shares were issued at October 3, 2002, and remained outstanding at December 31, 2002. As of December 31, 2003, 41,411,506 shares are outstanding. At the annual meeting of stockholders on May 28, 2003, an amendment to the Company's Certificate of Incorporation was approved, which increased the number of authorized shares of common stock from 50,000,000 to 65,000,000.

        The Company's Certificate of Incorporation, as amended in conjunction with the Company's reorganization, includes the authorization of Series A Junior Participating Preferred Stock ("Preferred Stock"). The May 28, 2003 amendment increased the number of authorized shares of Preferred Stock from 50,000 to 65,000. No Preferred Stock shares have been issued. Additionally, as of October 3, 2002, the Company granted one share purchase right ("Right") for each share of new common stock, which are described in the Rights Agreement.

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

Successor Company Stock Option Plans

        The 2002 Management Stock Option Plan and 2002 Chief Executive Officer Equity Plan provide for the issuance of up to 7,058,824 stock options. On October 3, 2002, 5,094,300 stock options were granted under these plans. Additional grants of 22,600 stock options were made during the remainder of 2002. During 2003, grants of 1,830,292 stock options were made. The terms for options under both plans are substantially the same and are set forth below. For grants in 2002, forty percent of such stock options vested 90 days following the grant date, with an additional 20% vesting and exercisable at the end of each of the first, second and third anniversaries of the grant date. For grants in 2003, forty percent of such stock options are vested and exercisable on the grant dates with an additional 20% vesting and becoming exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control as defined in the option plans, the options can be converted, cashed-out or otherwise dealt with in accordance with the option plans. The strike price for the options granted in 2002 was $14.72, the reorganization value of the common stock. The strike price for the options granted in 2003 was $16.79 or $18.40. As the market price of the stock at the grant dates in 2003 exceeded the strike price, compensation expense of $9.2 million was recognized. An additional $1.0 million of expense per quarter will be recognized through the third quarter of 2006 for options granted in 2003.

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

        Successor Company stock option activity during 2002 and 2003 was as follows:

	Options	Weighted Average Exercise Price
Options granted on October 3, 2002	5,094,300	$14.72
Options granted during 2002	172,600	$14.72

Options outstanding at December 31, 2002	5,266,900	$14.72
Options granted during 2003	1,830,292	$18.26
Options exercised during 2003	1,266,106	$15.05
Options forfeited during 2003	153,820	$14.72

Options outstanding at December 31, 2003	5,677,266	$15.79

        As of December 31, 2003 and 2002, the number of exercisable options was 2,620,416 and 2,046,760, respectively. The weighted-average grant date fair values of options granted during the year ended December 31, 2003 and period ended December 31, 2002 were $14.25 and $5.81, respectively.

        Options outstanding at December 31, 2003 and related weighted-average price and life information is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$14.72	3,968,531	9	$14.72	1,987,775	$14.72
$14.73-$18.40	1,708,735	10	$18.27	632,641	$18.29

Successor Company Stock Award Plans

        Up to 470,588 shares of common stock were reserved for issuance as stock awards to the Chief Executive Officer and an executive team comprised of individuals designated by the Chief Executive Officer under the 2002 Chief Executive Officer Equity Plan and 2002 Management Stock Award Plan. All stock awards issued to executive officers were determined by the Board of Directors. Stock awards fully vested upon grant without any restrictions. On October 3, 2002, 400,000 shares were issued. Accordingly, approximately $5.9 million of compensation expense was recorded. The remaining 70,588 shares reserved for stock awards were issued during the first quarter of 2003, and resulted in recording $1.3 million of compensation expense.

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

        During 2000, certain option grants were made with exercise prices below fair market values of the associated common stock on the dates of the grants, based on independent valuations. Time Options generally vested ratably over a five-year period and had a ten-year term. Performance Options became exercisable at $1.75 or $4.00 per share either within ten years of grant or earlier if investment returns (as defined) of three times or five times, respectively, the total investment (as defined) of the original investors of the Company were achieved. Predecessor Company stock option activity during 2002 and 2001 was as follows:

	2002	2001
Outstanding at January 1	8,732,020	9,726,068
Options cancelled/repurchased
Time options	(7,663,196)	(983,960)
Performance options	(1,068,824)	(10,088)

Outstanding at October 1, 2002 and December 31, 2001	—	8,732,020

Exercisable at October 1, 2002 and December 31, 2001	—	4,912,756
Available for grant at October 1, 2002 and December 31, 2001	—	3,237,312

        Weighted average option exercise price information for Predecessor Company stock options for 2002 and 2001 was as follows:

	2002	2001
Time Options
Outstanding at January 1	$7.44	$7.46
Cancelled	$7.44	$7.62
Outstanding at October 1, 2002 and December 31, 2001	$—	$7.44
Exercisable at October 1, 2002 and December 31, 2001	$—	$6.54
	2002	2001
Performance Options
Outstanding at January 1	$2.88	$2.88
Cancelled	$2.88	$2.88
Outstanding at October 1, 2002 and December 31, 2001	$—	$2.88
Exercisable at October 1, 2002 and December 31, 2001	$—	$2.88

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

        In the fourth quarter of 2002, the Company entered into a series of interest rate swap agreements with various maturities through December 31, 2007 in order to hedge interest risk on the Credit Facility. At December 31, 2003, the variable interest rate on $275.0 million of the term debt was hedged using interest rate swap agreements. This resulted in an average effective swap rate of 5.8% at December 31, 2003. At December 31, 2003, the fair value of outstanding swap agreements was a liability of $3.7 million.

        No material amounts were recorded during 2001, 2002 or 2003 relating to hedge ineffectiveness for any of these instruments in the consolidated financial statements.

Foreign Currency Derivatives

        The Company operates globally with various manufacturing and distribution facilities and material sourcing locations around the world. As such, the Company is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. The Company is also subject to foreign currency risk on certain short-term intercompany borrowing arrangements denominated in foreign currencies. The intercompany borrowing arrangements support the underlying working capital needs of the non-U.S. subsidiaries. The gains and losses resulting from the periodic revaluation of these borrowings are recorded to foreign exchange gain (loss).

        The Company enters into foreign currency forward contracts to manage exposure to exchange rate fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. At December 31, 2003 and 2002, the Company had foreign currency forward contracts with aggregated notional amounts of $115.6 million and $81.1 million, respectively, and their fair values were liabilities of $9.9 million and $2.6 million, respectively, which are included in other accrued liabilities. Gains and losses on these contracts resulting from revaluations are recorded to foreign exchange gain (loss) and offset the gains and losses on the hedged items in current earnings.

        To manage the foreign currency risk on sales outside of the United States, in 2003 and 2002, the Company purchased out of the money average rate put options for the Euro and Japanese yen with characteristics similar to those of the underlying exposure to manage this foreign currency exposure. The total cash flows of the average rate put options are designated as a cash-flow hedge under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. The time value of the average rate put options deemed to be ineffective is recorded in other income/loss. During 2003 and 2002, the Company recognized foreign exchange losses relating to hedge ineffectiveness for these instruments of approximately $2.5 million and $1.2 million, respectively. The fair value of the average rate put options is the estimated amount that the Company would pay or receive to terminate the agreements, assuming current foreign exchange rates. At December 31, 2003 and 2002, the Company held average rate put options with aggregated notional amounts of approximately $119.5 million and $100.0 million, and fair values were assets of $0.7 million and $0.8 million, respectively.

Amounts Recognized in Accumulated Other Comprehensive Income

        The following table summarizes gains (losses) recognized in accumulated other comprehensive income (loss) related to all of the Company's cash flow hedges without considering tax effects.

Balance as of December 31, 2001	$1.3
Change in fair value	0.7
Derivative losses transferred to earnings	(2.0)

Balance as of October 1, 2002	—
Change in fair value	(4.5)

Balance as of December 31, 2002	(4.5)
Change in fair value	(5.4)
Derivative losses transferred to earnings	2.5

Balance as of December 31, 2003	$(7.4)

Fair Value of Other Financial Instruments

        The carrying values of cash equivalents and other current assets and liabilities approximate their fair values at December 31, 2003 and 2002, because of the short maturity of these instruments.

        The fair value of the term debt with carrying value of $328.1 million and $450.4 million at December 31, 2003 and 2002, respectively, was approximately $328.1 million and $450.4 million at December 31, 2003 and 2002, respectively, based on the trading value amongst financial institutions at those dates. The fair value of the $315.3 million of 11.91% senior subordinated notes was $364.9 million and $335.0 million as of December 31, 2003 and 2002, respectively, based on the trading value at those dates.

14.    Related Party Transactions

        The Company secured the main components of its insurance program, most notably general and excess liability and property coverage, from a former shareholder through July 1, 2002. This former shareholder also subleases office space to one of the Company's sites pursuant to a sublease dated October 1, 1997. Related party rent expense related to this sublease totaled $1.6 million and $2.1 million for the period ended October 1, 2002 and the year ended December 31, 2001, respectively.

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

        The Company typically uses a September 30 measurement date for its plans. In connection with the application of fresh-start reporting, pension benefit obligations as of October 1, 2002 were determined using a July 1, 2002 measurement date. All unrecognized prior service costs and gains (losses) were recognized as part of the application of fresh-start reporting.

	December 31,
	2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.
Obligations and Funded Status
Change in benefit obligation:
Benefit obligation at beginning of year	$174.0	$50.8	$152.5	$39.7
Service cost	9.1	2.8	9.3	2.5
Interest cost	11.4	2.5	10.9	2.1
Plan participants' contributions	—	0.3	—	0.4
Amendments	0.4	—	—	—
Actuarial (gain) loss	18.0	0.2	9.7	0.1
Benefits paid	(8.0)	(0.9)	(8.4)	(1.0)
Foreign currency changes	—	9.3	—	7.0

Benefit obligation at end of year	$204.9	$65.0	$174.0	$50.8

Change in plan assets:
Fair value of plan assets at beginning of year	$104.3	$7.5	$112.2	$7.4
Actual return on plan assets	16.6	(0.1)	(9.8)	(1.5)
Employer contributions	22.9	0.9	10.3	0.7
Plan participants' contributions	—	0.3	—	0.4
Benefits paid	(8.0)	(0.1)	(8.4)	(0.6)
Foreign currency changes	—	0.9	—	1.1

Fair value of plan assets at end of year	$135.8	$9.4	$104.3	$7.5

Funded status at end of year:
Funded status	$(69.1)	$(55.6)	$(69.6)	$(43.3)
Unrecognized net actuarial (gain) loss	23.5	(0.3)	12.8	—
Unrecognized prior service cost	0.4	—	—	(0.3)
Contributions between measurement date and disclosure date	—	0.6	9.1	—

Net amount recognized—(accrued) prepaid at end of year	$(45.2)	$(55.3)	$(47.7)	$(43.6)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(63.2)	$(55.3)	$(56.4)	$(43.6)
Intangible asset	0.4	—	—	—
Accumulated other comprehensive loss	17.6	—	8.7	—

Net amount recognized—(accrued) prepaid at end of year	$(45.2)	$(55.3)	$(47.7)	$(43.6)

        The aggregate accumulated benefit obligation and fair value of plan assets for the plans with obligations in excess of the plan assets were $247.9 million and $145.2 million, respectively, at December 31, 2003. At December 31, 2002 the aggregate accumulated benefit obligation and fair value of plan assets for the plans with obligations in excess of the plan assets were $209.2 million and $120.9 million, respectively.

	December 31, 2003		December 31, 2002		October 1, 2002		December 31, 2001
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions
Used to determine benefit obligation at period end
Discount rate	6.0%	2.0-5.5%	6.75%	2.0-5.75%	6.75%	2.5-5.75%	7.25%	3.0-6.0%
Rate of compensation increase	4.5%	2.5-2.75%	4.5%	2.0-3.0%	4.5%	2.0-3.0%	4.5%	2.5-3.0%
Used to determine net periodic benefit cost for the period ended
Discount rate	6.75%	2.0-5.5%	6.75%	2.0-5.75%	6.75%	2.5-5.75%	7.25%	3.0-6.0%
Expected long-term return on plan assets	8.5%	3.25-3.5%	9.0%	2.5-4.0%	9.0%	4.0-5.5%	9.5%	5.0-5.5%
Rate of compensation increase	4.5%	2.5-2.75%	4.5%	2.0-3.0%	4.5%	2.0-3.0%	4.5%	2.5-3.0%
Components of net periodic benefit cost for the period ended:
Service cost	$9.1	$2.8	$2.1	$0.6	$7.1	$1.9	$8.7	$2.6
Interest cost	11.4	2.5	2.9	0.6	8.0	1.5	10.3	1.9
Expected return on plan assets	(9.2)	(0.3)	(2.4)	(0.1)	(7.6)	(0.3)	(12.0)	(0.8)
Amortization of prior service cost	—	—	—	—	(0.7)	—	(1.0)	—
Recognized net actuarial loss	—	—	—	—	2.9	0.1	—	—

SFAS 87 cost	$11.3	$5.0	$2.6	$1.1	$9.7	$3.2	$6.0	$3.7

        The expected long-term rate of return on plan assets is reviewed at least annually, taking into account the Company's asset allocation, historical returns on the types of assets in the trust and the current economic environment. Based on these factors, the Company expects the plan assets will earn an average of 8.5% per year over the long-term.

Plan Assets and Contributions

        The Company's weighted-average asset allocations for the U.S. Plans by asset category were as follows at December 31:

	2003	2002
Asset Category
Equity securities	67%	59%
Bond securities	33%	33%
Cash	—	8%

Total	100%	100%

        The Company's investment policy is to maintain a target allocation of 65% of plan assets in equity securities and 35% of plan assets in bond or other fixed income securities. Contributions and benefit payments are used to maintain the actual asset allocation as close as practicable to the target allocation. Plan assets are broadly diversified to limit the impact of losses in individual investments on the total portfolio. The amount invested in cash at December 31, 2002 related to a temporary timing difference between the funding date and investment date of plan contributions.

        The Company expects to contribute approximately $20 million to the U.S. Plans in 2004.

Savings Plan

        Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 15% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matches the participants' contributions, up to 2% of compensation. Matching contributions made by the Company were $3.5 million, $0.7 million, $2.7 million and $3.0 million for the year ended December 31, 2003, the periods ended December 31, 2002 and October 1, 2002 and the year ended December 31, 2001, respectively.

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

Indemnifications

        As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that limits the exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2003.

Letters of Credit

        As of December 31, 2003, the Company has letters of credit outstanding of approximately $15 million.

Lease Obligations

        The Company leases certain facilities and equipment under operating leases expiring at various dates. Many of these operating leases contain renewal options. The Company has also entered into capital lease obligations. The long-term portion is a component of other liabilities on the accompanying balance sheet. Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2003 are as follows (in millions):

	Operating Leases	Capital Leases
2004	$26.0	$7.7
2005	22.7	6.7
2006	16.6	5.6
2007	12.5	3.4
2008	8.3	1.1
Thereafter	21.3	—

Total Lease Payments	$107.4	$24.5

Less: amounts representing interest		(2.0)

Present value of minimum capital lease payments		22.5
Current portion		(6.8)

Long-term capital lease obligations		$15.7

        Total expense for all operating leases was $26.4 million, $8.4 million, $18.9 million and $28.7 million for the year ended December 31, 2003, periods ended December 31, 2002 and October 1, 2002 and the year ended December 31, 2001, respectively.

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

        During 2001, the Company underwent a reorganization which resulted in the functional structure described above. Accordingly, the reporting segments changed at that time. All periods presented below conform with the current organizational structure. Earnings before interest and income taxes ("EBIT") is a primary profitability measure used to evaluate the segments, and is thus reconciled to income (loss) before income tax and cumulative effect of change in accounting principle. Financial information by segment for the year ended December 31, 2003, the periods ended December 31, 2002 and October 1, 2002 and the year ended December 31, 2001 is summarized as follows (in millions):

	GCM-North America	GCM-International	Global Operations	Total
Year Ended December 31, 2003
Revenue from external customers:
Core Chemistry	$494.6	$409.1	$—	$903.7
Hemostasis	95.8	141.2	—	237.0
Microbiology	85.9	64.6	—	150.5
Infectious Disease	1.1	77.8	—	78.9
Mature/Other Products	23.5	33.2	9.6	66.3

Total	$700.9	$725.9	$9.6	$1,436.4

Period Ended December 31, 2002
Revenue from external customers:
Core Chemistry	$123.9	$90.3	$—	$214.2
Hemostasis	24.2	29.8	—	54.0
Microbiology	23.6	16.1	—	39.7
Infectious Disease	0.2	17.8	—	18.0
Mature/Other Products	8.1	11.7	1.4	21.2

Total	$180.0	$165.7	$1.4	$347.1

Period Ended October 1, 2002
Revenue from external customers:
Core Chemistry	$338.3	$241.4	$—	$579.7
Hemostasis	64.8	84.1	—	148.9
Microbiology	59.8	38.8	—	98.6
Infectious Disease	0.8	50.8	—	51.6
Mature/Other Products	22.1	29.5	4.0	55.6

Total	$485.8	$444.6	$4.0	$934.4

Year Ended December 31, 2001
Revenue from external customers:
Core Chemistry	$429.7	$303.1	$—	$732.8
Hemostasis	76.3	98.1	—	174.4
Microbiology	77.2	50.9	—	128.1
Infectious Disease	1.0	62.0	—	63.0
Mature/Other Products	77.2	53.2	3.7	134.1

Total	$661.4	$567.3	$3.7	$1,232.4

	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002	Year ended December 31, 2001
Depreciation and amortization
GCM-North America	$20.3	$4.6	$8.5	$16.0
GCM-International	56.4	13.1	41.1	56.2
Global Operations	48.5	10.3	24.6	54.7

Total Segment depreciation and amortization	125.2	28.0	74.2	126.9
All Other(1) depreciation and amortization	11.5	2.3	12.3	(6.1)

Total	$136.7	$30.3	$86.5	$120.8

Segment EBIT
GCM-North America	$272.5	$41.6	$180.3	$231.5
GCM-International	224.9	33.9	166.8	159.8
Global Operations	(248.3)	(78.5)	(183.4)	(204.4)

Total Segment EBIT	249.1	(3.0)	113.7	186.9
All Other(1) EBIT	(100.1)	(28.4)	1,506.7	(134.7)
Less: interest expense, net	(74.7)	(18.6)	(89.2)	(145.5)

Income (loss) before income tax and cumulative effect of change in accounting principle	$74.3	$(50.0)	$1,531.2	$(93.3)

Segment assets
GCM-North America	$328.9	$335.9		$168.7
GCM-International	432.6	628.3		638.6
Global Operations	1,202.2	1,225.7		751.2

Total Segment assets	1,963.7	2,189.9		1,544.9
All Other(1) assets	7.6	(271.1)		(403.0)

Total	$1,971.3	$1,918.8		$1,141.9

Expenditures for segment assets
GCM-North America	$15.2	$3.1		$9.1
GCM-International	57.2	13.8		47.1
Global Operations	33.7	13.3		21.3

Total expenditures for segment assets	106.1	30.2		77.5
All Other(1) expenditures for assets	6.5	5.9		10.3

Total	$112.6	$36.1		$87.8

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

        Germany is a significant country as it represents greater than 10% of the Company's sales and long-lived assets. Total sales for Germany were $155.7 million, $31.9 million, $97.0 million and

$118.3 million, for the year ended December 31, 2003, the periods ended December 31, 2002 and October 1, 2002 and the year ended December 31, 2001, respectively. Total long-lived assets in Germany were $285.5 million and $215.5 million as of December 31, 2003 and 2002, respectively.

18.    Guarantor/Non-Guarantor Financial Statements

        In connection with DBI's issuance of the 11.91% senior subordinated notes (see Note 10), Dade Behring Holdings, Inc. and certain of DBI's U.S. subsidiaries became guarantors of these notes. The following tables present condensed consolidating financial information for the guarantors, non-guarantors, DBI, and Dade Behring Holdings, Inc. Other than Dade Behring Holdings, Inc., each of the guarantors is a direct or indirect wholly owned subsidiary of DBI. On December 31, 2003, various guarantor subsidiaries merged with DBI. The guarantors jointly and severally unconditionally guarantee these notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for DBI on a condensed consolidated basis. All amounts are in millions.

Successor Company Condensed Consolidating Balance Sheet
December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$51.2	$—	$28.3	$—	$79.5
Accounts receivable, net	—	97.3	(0.3)	196.6	—	293.6
Inventories	—	90.5	0.1	104.8	(17.8)	177.6
Prepaid expenses and other current assets	—	9.8	—	8.3	—	18.1
Deferred income taxes	—	—	—	1.0	—	1.0

Total current assets	—	248.8	(0.2)	339.0	(17.8)	569.8
Property, plant and equipment, net	—	187.2	—	253.0	(12.5)	427.7
Debt issuance costs, net	—	15.6	—	—	—	15.6
Goodwill	—	426.3	—	88.3	—	514.6
Deferred income taxes	—	0.6	—	7.3	—	7.9
Identifiable intangible assets, net	—	287.5	—	140.1	(17.8)	409.8
Other assets	(0.4)	18.9	0.6	6.8	—	25.9
Intercompany receivables	508.3	1,714.8	0.4	9.0	(2,232.5)	—
Investments in affiliates	647.7	207.1	—	—	(854.8)	—

Total assets	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$4.8	$—	$4.8
Accounts payable	—	41.2	—	48.5	—	89.7
Accrued liabilities	—	134.3	—	122.9	—	257.2

Total current liabilities	—	175.5	—	176.2	—	351.7
Long-term debt	—	643.4	—	—	—	643.4
Deferred income taxes	—	63.8	—	44.4	—	108.2
Other liabilities	—	78.7	—	93.0	—	171.7
Intercompany liabilities	459.3	1,497.7	0.3	275.2	(2,232.5)	—

Total liabilities	459.3	2,459.1	0.3	588.8	(2,232.5)	1,275.0
Total shareholders' equity	696.3	647.7	0.5	254.7	(902.9)	696.3

Total liabilities and shareholders' equity	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3

Successor Company Condensed Consolidating Balance Sheet
December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$16.3	$—	$19.2	$—	$35.5
Restricted cash	—	—	—	7.9	—	7.9
Accounts receivable, net	—	78.5	13.9	197.3	—	289.7
Inventories	—	70.9	24.2	95.3	(16.1)	174.3
Prepaid expenses and other current assets	—	9.8	0.7	8.4	—	18.9
Deferred income taxes	—	—	—	0.4	—	0.4

Total current assets	—	175.5	38.8	328.5	(16.1)	526.7
Property, plant and equipment, net	—	151.4	39.6	204.0	(4.5)	390.5
Debt issuance costs, net	—	14.0	—	—	—	14.0
Goodwill	—	339.3	110.6	93.1	—	543.0
Deferred income taxes	—	—	—	3.5	—	3.5
Identifiable intangible assets, net	—	287.7	13.0	130.5	(16.9)	414.3
Other assets	—	16.9	1.8	8.1	—	26.8
Intercompany receivables	459.6	926.8	450.1	183.4	(2,019.9)	—
Investments in affiliates	587.8	628.5	—	—	(1,216.3)	—

Total assets	$1,047.4	$2,540.1	$653.9	$951.1	$(3,273.7)	$1,918.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$6.1	$—	$6.1
Current portion of long-term debt	—	5.0	—	—	—	5.0
Accounts payable	—	29.7	6.2	40.9	—	76.8
Accrued liabilities	—	123.2	8.8	96.5	—	228.5

Total current liabilities	—	157.9	15.0	143.5	—	316.4
Long-term debt	—	760.7	—	—	—	760.7
Deferred income taxes	—	62.4	—	53.9	—	116.3
Other liabilities	—	58.8	0.1	78.4	—	137.3
Intercompany liabilities	459.3	912.5	110.5	537.6	(2,019.9)	—

Total liabilities	459.3	1,952.3	125.6	813.4	(2,019.9)	1,330.7
Total shareholders' equity	588.1	587.8	528.3	137.7	(1,253.8)	588.1

Total liabilities and shareholders' equity	$1,047.4	$2,540.1	$653.9	$951.1	$(3,273.7)	$1,918.8

Successor Company Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$731.1	$216.2	$765.2	$(276.1)	$1,436.4
Cost of goods sold	—	387.4	114.2	442.9	(266.3)	678.2

Gross profit	—	343.7	102.0	322.3	(9.8)	758.2
Operating costs and expenses:
Marketing and administrative expenses	—	249.9	12.3	231.7	—	493.9
Research and development expenses	—	56.7	10.1	50.7	—	117.5
Restructuring expense, net	—	(0.9)	—	—	—	(0.9)

Income from operations	—	38.0	79.6	39.9	(9.8)	147.7
Other (expense) income:
Interest expense	—	(68.7)	—	(21.4)	12.3	(77.8)
Interest income	—	9.9	0.2	5.1	(12.1)	3.1
Foreign exchange gain (loss)	—	(0.7)	1.5	—	—	0.8
Other, primarily intercompany charges	—	66.5	(56.5)	(9.4)	(0.1)	0.5

Income before income tax and equity in earnings of unconsolidated subsidiaries	—	45.0	24.8	14.2	(9.7)	74.3
Income tax expense	—	10.3	9.8	6.1	—	26.2

Income before equity in earnings of unconsolidated subsidiaries	—	34.7	15.0	8.1	(9.7)	48.1
Equity in earnings of unconsolidated subsidiaries	48.1	13.4	—	—	(61.5)	—

Net income	$48.1	$48.1	$15.0	$8.1	$(71.2)	$48.1

Successor Company Condensed Consolidating Statement of Operations
Period Ended December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$187.6	$56.6	$243.2	$(140.3)	$347.1
Cost of goods sold	—	123.2	37.2	206.6	(138.2)	228.8

Gross profit	—	64.4	19.4	36.6	(2.1)	118.3
Operating costs and expenses:
Marketing and administrative expenses	0.2	66.0	3.4	54.9	—	124.5
Research and development expenses	—	16.1	3.0	9.7	—	28.8

Income (loss) from operations	(0.2)	(17.7)	13.0	(28.0)	(2.1)	(35.0)
Other (expense) income:
Interest expense	—	(18.1)	(0.1)	(7.3)	6.0	(19.5)
Interest income	—	3.8	—	3.6	(6.5)	0.9
Foreign exchange gain (loss)	—	4.2	0.2	(0.6)	—	3.8
Other, primarily intercompany charges	—	25.6	(19.2)	0.3	(4.7)	2.0

Loss before reorganization items and income tax	(0.2)	(2.2)	(6.1)	(32.0)	(7.3)	(47.8)
Reorganization item:
Reorganization costs	—	2.2	—	—	—	2.2

Loss before income tax and equity in earnings of unconsolidated subsidiaries	(0.2)	(4.4)	(6.1)	(32.0)	(7.3)	(50.0)
Income tax expense (benefit)	—	8.6	—	(10.0)	—	(1.4)

Loss before equity in earnings of unconsolidated subsidiaries	(0.2)	(13.0)	(6.1)	(22.0)	(7.3)	(48.6)
Equity in earnings of unconsolidated subsidiaries	(48.4)	(35.4)	—	—	83.8	—

Net loss	$(48.6)	$(48.4)	$(6.1)	$(22.0)	$76.5	$(48.6)

Predecessor Company Condensed Consolidating Statement of Operations
Period Ended October 1, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$496.5	$162.1	$675.6	$(399.8)	$934.4
Cost of goods sold	—	292.4	99.7	469.4	(394.0)	467.5

Gross profit	—	204.1	62.4	206.2	(5.8)	466.9
Operating costs and expenses:
Marketing and administrative expenses	—	167.2	9.5	146.2	—	322.9
Research and development expenses	—	35.2	12.7	17.4	—	65.3
Cost reduction programs expense	—	0.8	0.4	1.7	—	2.9
Restructuring expense, net	—	(2.9)	—	0.1	—	(2.8)

Income from operations	—	3.8	39.8	40.8	(5.8)	78.6
Other (expense) income:
Interest expense	—	(76.7)	—	(30.4)	15.2	(91.9)
Interest income	—	4.9	0.1	12.7	(15.0)	2.7
Balance sheet restructuring costs	—	(21.2)	—	—	—	(21.2)
Foreign exchange gain (loss)	—	7.5	0.5	(9.8)	—	(1.8)
Other, primarily intercompany charges	—	92.8	(44.7)	(34.5)	(16.3)	(2.7)

Income (loss) before income tax and reorganization costs	—	11.1	(4.3)	(21.2)	(21.9)	(36.3)
Reorganization items
Gain on extinguishment of debt	—	786.3	—	—	—	786.3
Fresh-start adjustments	—	643.5	4.9	168.2	—	816.6
Reorganization costs	—	(35.4)	—	—	—	(35.4)

Income before income tax	—	1,405.5	0.6	147.0	(21.9)	1,531.2
Income tax expense	—	—	—	20.1	—	20.1

Income before equity in earnings of unconsolidated subsidiaries and cumulative effect of change in accounting principle	—	1,405.5	0.6	126.9	(21.9)	1,511.1
Equity in earnings of unconsolidated subsidiaries	1,511.1	105.6	—	—	(1,616.7)	—
Cumulative effect of change in accounting principle	20.0	20.0	—	—	(20.0)	20.0

Net income	$1,531.1	$1,531.1	$0.6	$126.9	$(1,658.6)	$1,531.1

Predecessor Company Condensed Consolidating Statement of Operations
Year Ended December 31, 2001

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$608.9	$200.3	$859.6	$(436.4)	$1,232.4
Cost of goods sold	—	347.2	116.3	566.3	(434.2)	595.6

Gross profit	—	261.7	84.0	293.3	(2.2)	636.8
Operating costs and expenses:
Marketing and administrative expenses	0.3	225.6	16.7	189.7	—	432.3
Research and development expenses	—	42.0	13.0	28.7	—	83.7
Goodwill amortization expense	—	4.4	8.9	(4.4)	—	8.9
Cost reduction programs expense	—	6.2	3.8	1.2	—	11.2
Restructuring expense, net	—	11.1	—	1.1	—	12.2

Income (loss) from operations	(0.3)	(27.6)	41.6	77.0	(2.2)	88.5
Other (expense) income:
Interest expense	—	(135.4)	(0.3)	(34.2)	18.4	(151.5)
Interest income	—	9.6	0.1	15.0	(18.7)	6.0
Balance sheet restructuring costs	—	(23.9)	—	—	—	(23.9)
Foreign exchange gain (loss)	—	(6.1)	(0.2)	(3.8)	—	(10.1)
Other, primarily intercompany charges	—	55.7	(46.4)	(14.9)	3.3	(2.3)

Income (loss) before income tax	(0.3)	(127.7)	(5.2)	39.1	0.8	(93.3)
Income tax expense (benefit)	—	(6.2)	—	14.6	—	8.4

Income (loss) before equity in earnings of unconsolidated subsidiaries	(0.3)	(121.5)	(5.2)	24.5	0.8	(101.7)
Equity in earnings of unconsolidated subsidiaries	(101.4)	20.1	—	—	81.3	—

Net income (loss)	$(101.7)	$(101.4)	$(5.2)	$24.5	$82.1	$(101.7)

Successor Company Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$48.1	$48.1	$15.0	$8.1	$(71.2)	$48.1
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(48.1)	(13.4)	—	—	61.5	—
Depreciation and amortization expense	—	50.3	11.9	78.2	(3.7)	136.7
Net loss on disposal of fixed assets	—	1.2	1.0	1.0	—	3.2
Stock-based compensation expense	—	10.5	—	—	—	10.5
Provisions for restructuring reserve, net	—	(0.9)	—	—	—	(0.9)
Payments from restructuring reserves	—	(2.9)	—	(0.8)	—	(3.7)
Deferred income taxes	—	19.7	—	(3.4)	—	16.3
Changes in balance sheet items:
Accounts receivable, net	—	(8.6)	4.0	(150.6)	—	(155.2)
Sale of trade receivables	—	—	—	181.1	—	181.1
Inventories	—	4.7	(0.2)	8.6	—	13.1
Prepaid expenses and other current assets	—	1.2	(0.5)	1.1	—	1.8
Accounts payable	—	4.6	0.7	0.4	—	5.7
Accrued liabilities	—	0.3	2.0	9.6	—	11.9
Other, net	(21.9)	106.0	(25.4)	(86.3)	13.4	(14.2)

Net cash flow provided by (utilized for) operating activities	(21.9)	220.8	8.5	47.0	—	254.4

Investing Activities:
Capital expenditures	—	(35.7)	(8.2)	(68.7)	—	(112.6)
Proceeds from sale of assets	—	—	—	1.2	—	1.2
Decrease in restricted cash	—	—	—	7.9	—	7.9

Net cash flow utilized for investing activities	—	(35.7)	(8.2)	(59.6)	—	(103.5)

Financing Activities:
Net repayments related to short-term debt	—	—	—	(1.4)	—	(1.4)
Repayments of borrowings under new bank credit agreement	—	(125.4)	—	—	—	(125.4)
Payment of debt issuance costs	—	(4.5)	—	—	—	(4.5)
Proceeds from exercise of stock options	19.1	—	—	—	—	19.1
Proceeds from employee stock purchase plan	2.8	—	—	—	—	2.8

Net cash flow provided by (utilized for) financing activities	21.9	(129.9)	—	(1.4)	—	(109.4)

Effect of foreign exchange rates on cash	—	—	—	2.5	—	2.5

Net increase (decrease) in cash and cash equivalents	—	55.2	0.3	(11.5)	—	44.0
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5

End of Period	$—	$71.5	$0.3	$7.7	$—	$79.5

Successor Company Condensed Consolidating Statement of Cash Flows
Period Ended December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net loss	$(48.6)	$(48.4)	$(6.1)	$(22.0)	$76.5	$(48.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	48.4	35.4	—	—	(83.8)	—
Fresh-start adjustments	—	17.6	7.0	32.7	—	57.3
Depreciation and amortization expense	—	11.1	2.6	16.6	—	30.3
Net loss on disposal of fixed assets	—	0.4	0.1	(0.8)	—	(0.3)
Stock-based compensation expense	—	5.9	—	—	—	5.9
Other non-cash charges	—	0.1	—	—	—	0.1
Payments from restructuring reserves	—	(1.0)	—	—	—	(1.0)
Deferred income taxes	—	8.6	—	(12.2)	—	(3.6)
Changes in balance sheet items:
Accounts receivable, net	2.0	(5.7)	0.3	(33.7)	—	(37.1)
Sale of trade receivables	—	—	—	36.2	—	36.2
Inventories	—	12.2	2.2	6.7	—	21.1
Prepaid expenses and other current assets	—	(2.6)	0.3	(1.4)	—	(3.7)
Accounts payable	—	(1.7)	(0.3)	3.7	—	1.7
Accrued liabilities	—	16.9	(0.7)	(4.8)	—	11.4
Other, net	(1.8)	(1.4)	(3.1)	0.4	7.3	1.4

Net cash flow provided by operating activities	—	47.4	2.3	21.4	—	71.1

Investing Activities:
Capital expenditures	—	(14.9)	(2.3)	(18.9)	—	(36.1)
Proceeds from sale of assets	—	—	—	1.5	—	1.5
Decrease in restricted cash	—	—	—	1.8	—	1.8

Net cash flow utilized for investing activities	—	(14.9)	(2.3)	(15.6)	—	(32.8)

Financing Activities:
Net repayments related to short-term debt	—	—	—	(4.3)	—	(4.3)
Repayments of borrowings related to former revolving credit facility	—	(17.5)	—	—	—	(17.5)

Net cash flow utilized for financing activities	—	(17.5)	—	(4.3)	—	(21.8)
Effect of foreign exchange rates on cash	—	—	—	1.1	—	1.1

Net increase in cash and cash equivalents	—	15.0	—	2.6	—	17.6
Cash and Cash Equivalents:
Beginning of Period	—	1.3	—	16.6	—	17.9

End of Period	$—	$16.3	$—	$19.2	$—	$35.5

Predecessor Company Condensed Consolidating Statement of Cash Flows
Period Ended October 1, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$1,531.1	$1,531.1	$0.6	$126.9	$(1,658.6)	$1,531.1
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(1,531.1)	(105.6)	—	—	1,636.7	—
Gain on extinguishment of debt	—	(786.3)	—	—	—	(786.3)
Fresh-start adjustments	—	(643.5)	(4.9)	(168.2)	—	(816.6)
Cumulative effect of change in accounting principle	—	(20.0)	—	—	—	(20.0)
Depreciation and amortization expense	—	35.3	8.2	43.0	—	86.5
Net loss on disposal of fixed assets	—	1.4	2.2	2.2	—	5.8
Stock-based compensation expense	—	1.0	—	—	—	1.0
Other non-cash charges	—	0.8	—	—	—	0.8
Provisions for restructuring reserve, net	—	(2.8)	—	—	—	(2.8)
Payments from restructuring reserves	—	(18.0)	—	—	—	(18.0)
Deferred income taxes	—	—	—	14.3	—	14.3
Changes in balance sheet items:
Accounts receivable, net	(0.3)	—	9.6	(88.9)	—	(79.6)
Sale of trade receivables	—	—	—	73.5	—	73.5
Inventories	—	2.4	11.7	3.5	—	17.6
Prepaid expenses and other current assets	—	(2.8)	0.5	2.1	—	(0.2)
Accounts payable	—	0.9	(2.4)	(12.3)	—	(13.8)
Accrued liabilities	—	(39.7)	0.6	86.4	—	47.3
Other, net	0.3	(20.4)	(21.6)	11.7	21.9	(8.1)

Net cash flow provided by (utilized for) operating activities	—	(66.2)	4.5	94.2	—	32.5

Investing Activities:
Capital expenditures	—	(22.1)	(4.9)	(38.2)	—	(65.2)
Increase in restricted cash	—	—	—	(4.6)	—	(4.6)

Net cash flow utilized for investing activities	—	(22.1)	(4.9)	(42.8)	—	(69.8)

Financing Activities:
Net repayments related to short-term debt	—	—	—	(54.6)	—	(54.6)
Payment of debt issuance costs	—	(14.7)	—	—	—	(14.7)
Payments to bank debt lenders and senior subordinated note holders per the Plan of Reorganization	—	(409.0)	—	—	—	(409.0)
Proceeds from borrowings under new term loan facility	—	450.0	—	—	—	450.0
Proceeds from borrowings under new revolving credit facility	—	17.5	—	—	—	17.5
Repayments of borrowings related to former revolving credit facility	—	(4.5)	—	(1.7)	—	(6.2)
Repayments of borrowings under former bank credit agreement	—	(17.5)	—	—	—	(17.5)

Net cash flow provided by (utilized for) financing activities	—	21.8	—	(56.3)	—	(34.5)
Effect of foreign exchange rates on cash	—	—	—	2.9	—	2.9

Net decrease in cash and cash equivalents	—	(66.5)	(0.4)	(2.0)	—	(68.9)
Cash and Cash Equivalents:
Beginning of Period	—	67.8	0.4	18.6	—	86.8

End of Period	$—	$1.3	$—	$16.6	$—	$17.9

Predecessor Company Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2001

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income (loss)	$(101.7)	$(101.4)	$(5.2)	$24.5	$82.1	$(101.7)
Adjustments to reconcile net income (loss) to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	101.4	(20.1)	—	—	(81.3)	—
Depreciation and amortization expense	—	54.3	25.6	40.9	—	120.8
Net loss on disposal of fixed assets	—	2.0	0.9	1.4	—	4.3
Stock-based compensation expense	—	1.6	—	—	—	1.6
Other non-cash charges	—	1.2	—	(2.7)	—	(1.5)
Provisions for restructuring reserve, net	—	12.2	—	—	—	12.2
Payments from restructuring reserves	—	(24.9)	—	—	—	(24.9)
Deferred income taxes	—	(6.2)	—	10.3	—	4.1
Changes in balance sheet items:
Accounts receivable, net	(0.9)	(23.5)	(5.7)	(91.3)	—	(121.4)
Sale of trade receivables	—	—	—	93.9	—	93.9
Inventories	—	68.2	(0.6)	(26.3)	—	41.3
Prepaid expenses and other current assets	—	(2.2)	2.4	5.2	—	5.4
Accounts payable	—	(17.1)	(5.0)	(9.5)	—	(31.6)
Accrued liabilities	—	37.5	7.2	4.7	—	49.4
Other, net	(2.8)	26.1	(9.7)	(10.2)	(0.8)	2.6

Net cash flow provided by (utilized for) operating activities	(4.0)	7.7	9.9	40.9	—	54.5

Investing Activities:
Capital expenditures	—	(25.4)	(10.7)	(51.7)	—	(87.8)
Proceeds from sale of assets	—	12.6	—	4.5	—	17.1
Decrease in restricted cash	—	—	—	3.5	—	3.5

Net cash flow utilized for investing activities	—	(12.8)	(10.7)	(43.7)	—	(67.2)
Financing Activities:
Net proceeds (repayments) related to short-term debt	—	(0.2)	0.1	10.6	—	10.5
Proceeds from borrowings related to former revolving credit facility	—	16.5	—	—	—	16.5
Repayments of borrowings related to former revolving credit facility	—	(22.9)	—	(2.1)	—	(25.0)
Repayments of borrowings related to former bank credit agreement	—	(24.9)	—	(16.3)	—	(41.2)

Net cash flow provided by (utilized for) financing activities	—	(31.5)	0.1	(7.8)	—	(39.2)
Effect of foreign exchange rates on cash	—	—	—	(1.9)	—	(1.9)

Net decrease in cash and cash equivalents	(4.0)	(36.6)	(0.7)	(12.5)	—	(53.8)
Cash and Cash Equivalents:
Beginning of Period	4.0	104.4	1.1	31.1	—	140.6

End of Period	$—	$67.8	$0.4	$18.6	$—	$86.8

19. Quarterly Financial Data (unaudited)

        Amounts are in millions, except per share data.

Predecessor Company

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$306.1	$318.0	$310.1	$—
Gross profit	158.0	161.5	147.4	—
Income (loss) before cumulative effect of change in accounting principle	(4.4)	(7.9)	(79.5)	1,602.9
Net income (loss)	15.6	(7.9)	(79.5)	1,602.9
Basic and diluted income (loss) per Class L and Common shares:
Loss before cumulative effect of change in accounting principle	$(0.09)	$(0.18)	$(1.61)	N/M
Cumulative effect of change in accounting principle	0.40	—	—	N/M

Net income (loss)	$0.31	$(0.18)	$(1.61)	N/M

Successor Company

		2003
	2002 Fourth Quarter(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$347.1	$342.7	$361.7	$340.4	$391.6
Gross profit	118.3	178.8	192.5	181.3	205.6
Net income (loss)	(48.6)	10.8	15.0	9.8	12.5
Basic income (loss) per share	$(1.22)	$0.27	$0.37	$0.24	$0.30
Diluted income (loss) per share	$(1.22)	$0.26	$0.36	$0.23	$0.29

(1)
Represents only the fresh-start reporting-related adjustments recorded on October 1, 2002.

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

(2)
Impact of adopting fresh-start reporting.

DADE BEHRING HOLDINGS, INC. SUCCESSOR COMPANY SCHEDULE OF
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (Dollars in millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Period ended December 31, 2002
Allowance for bad debts	$—	2.8	0.7	(1)	(0.6)		$2.9
Income tax valuation allowance	$411.5	3.8	3.1	(1)	(1.8	)(2)	$416.6
Year ended December 31, 2003
Allowance for bad debts	$2.9	3.9	2.7	(1)	(0.8)		$8.7
Income tax valuation allowance	$416.6	0.9	9.8	(1)	(4.6 (27.3	) )(2)	$395.4

(1)
Impact of foreign currency translation and comprehensive income items.

(2)
Reversal of valuation allowances to goodwill in accordance with fresh-start reporting.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
2.1	Disclosure Statement for Dade Behring Entities' Joint Chapter 11 Plan of Reorganization dated June 27, 2002 (including the Plan of Reorganization which is attached as Exhibit A thereto) (incorporated by reference to the Form T-3 filed by Dade Behring Inc. (File No. 022-28621)).
3.1	Third Amended and Restated Certificate of Incorporation.*
3.2	Third Amended and Restated Bylaws.*
4.1	Form of certificate of common stock.*
4.2	Indenture dated October 3, 2002 among Dade Behring Inc., the Guarantors (as defined therein) and BNY Midwest Trust Company, as Trustee.*
4.3	Form of Subordinated Note.*
4.4	Rights Agreement dated October 3, 2002 by and between Dade Behring Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent.*
10.1	Credit Agreement dated October 3, 2002 among Dade Behring Holdings, Inc., Dade Behring Inc., Various Lending Institutions, Deutsche Bank Securities Inc. (as Lead Arranger and Lead Book Runner), Deutsche Bank AG, New York Branch (as Administrative Agent), and General Electric Capital Corporation and The Royal Bank of Scotland PLC (as Syndication Agents).*
10.2	First Amendment and Consent to Credit Agreement dated as of December 20, 2002 between Dade Behring Inc. and Deutsche bank AG, New York Branch as Administrative Agent and as a Lender. Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dade Behring Holdings, Inc. filed on November 5, 2003.
10.3	Second Amendment and Consent to Credit Agreement and Consent to Security Agreement dated as of October 7, 2003, among Dade Behring Holdings, Inc., (Holdings), Dade Behring Inc. and various subsidiaries of Holdings, (the Lenders as defined therein), General Electric Capital Corporation and the Royal Bank of Scotland PLC (as Syndication Agents), Deutsche Bank AG, New York Branch (as Administrative Agent), and Deutsche Bank AG, New York Branch, (as Collateral Agent). Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dade Behring Holdings, Inc. filed on November 5, 2003.
10.4	Third Amendment to Credit Agreement dated as of December 23, 2003 among Dade Behring Holdings, Inc. (Holdings), Dade Behring Inc. (the Borrower), the lenders from time to time under the Credit Agreement (the Lenders), and Deutsche Bank AG, New York Branch (as Administrative Agent).
10.5	Registration Rights Agreement dated October 3, 2002 by and among Dade Behring Holdings, Inc. and the Holders named therein.*
10.6	Registration Rights Agreement dated October 3, 2002 by and among Dade Behring Inc., the Guarantors named therein, and the Holders of Senior Subordinated Notes named therein.*
†10.7	Dade Behring Holdings, Inc. 2003 Management Incentive Compensation Plan.
†10.8	Management Employment Agreement between James Reid-Anderson and Dade Behring Inc. dated June 1, 2001. Incorporated by reference to the Annual Report on Form 10-K filed by Dade Behring Holdings, Inc. on March 28, 2003.
†10.9	Dade Behring Holdings, Inc. 2002 Management Stock Option Plan.*
†10.10	Dade Behring Holdings, Inc. 2002 Management Stock Award Plan.*

X-1

†10.11	Dade Behring Holdings, Inc. 2002 Chief Executive Officer Equity Plan.*
†10.12	Dade Behring Holdings, Inc. 2002 Director Stock Option Plan.*
†10.13	Dade Behring Holdings, Inc. Nonemployee Directors' Deferred Stock Compensation Plan.**
†10.14	Dade Behring Inc. Deferred Compensation Plan (Deferred Savings Investment Plan).*
†10.15	Form of Accelerated Cash Retention Agreement between Dade Behring Holdings, Inc. and various Executive Officers.*
†10.16	Form of Executive Severance Agreement between Dade Behring Holdings, Inc. and various Executive Officers.*
†10.17	Supplemental Pension Arrangement as amended December 6, 2002 between Dade Behring Inc. and Donal M. Quinn. Incorporated by reference to the Annual Report on Form 10-K filed by Dade Behring Holdings, Inc. on March 28, 2003.
†10.18	Dade International Inc. Supplemental Pension Plan.*
†10.19	Dade Behring Employee Stock Purchase Plan. Incorporated by reference to the Annual Report on Form 10-K filed by Dade Behring Holdings, Inc. on March 28, 2003.
21.1	Subsidiaries of Dade Behring Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Registration Statement on Form 10 filed by Dade Behring Holdings, Inc. filed on September 23, 2002 (Registration No. 000-50010).

**
Incorporated by reference to the Registration Statement on Form S-8 filed by Dade Behring Holdings, Inc. on March 7, 2003 (Registration No. 333-103646).

†
Indicates management contract or compensatory plan or arrangement.

X-2

QuickLinks

DADE BEHRING HOLDINGS, INC. 2003 FORM 10-K—TABLE OF CONTENTS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
Index to Financial Statements and Schedules
Report of Independent Auditors
Report of Independent Auditors
Dade Behring Holdings, Inc. Consolidated Balance Sheets
Dade Behring Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income (Loss)
Dade Behring Holdings, Inc. Consolidated Statements of Cash Flows
Dade Behring Holdings, Inc. Notes To Consolidated Financial Statements
DADE BEHRING HOLDINGS, INC. PREDECESSOR COMPANY SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (Dollars in millions)
DADE BEHRING HOLDINGS, INC. SUCCESSOR COMPANY SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (Dollars in millions)
EXHIBIT INDEX