Form 10-Q
period 2004-03-31
DADE BEHRING HOLDINGS INC
filed 2004-05-04
CIK 1183920

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        Number of Shares of Common Stock, par value $0.01 per share, Outstanding at April 28, 2004: 42,559,634.

DADE BEHRING HOLDINGS, INC.
MARCH 31, 2004 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$57.8	$79.5
Accounts receivable, net	289.7	293.6
Inventories	173.0	177.6
Prepaid expenses and other current assets	14.1	18.1
Deferred income taxes	0.5	1.0

Total current assets	535.1	569.8
Property, plant and equipment, net	419.4	427.7
Debt issuance costs, net	15.0	15.6
Deferred income taxes	12.2	7.9
Identifiable intangible assets, net	399.1	409.8
Goodwill	503.1	514.6
Other assets	25.7	25.9

Total assets	$1,909.6	$1,971.3

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$1.2	$4.8
Accounts payable	78.6	89.7
Accrued liabilities	250.9	257.2

Total current liabilities	330.7	351.7
Long-term debt	587.1	643.4
Deferred income taxes	104.8	108.2
Other liabilities	164.5	171.7

Total liabilities	1,187.1	1,275.0

Commitments and contingencies
Shareholders' equity:
Common Stock: $.01 par value; 65,000,000 shares authorized at March 31, 2004 and December 31, 2003; 42,314,204 and 41,411,506 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	0.4	0.4
Additional paid-in capital	700.8	686.1
Unearned stock-based compensation	(10.2)	(10.6)
Accumulated earnings (deficit)	16.5	(0.5)
Accumulated other comprehensive income	15.0	20.9

Total shareholders' equity	722.5	696.3

Total liabilities and shareholders' equity	$1,909.6	$1,971.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$381.8	$342.7
Cost of goods sold	177.1	163.9

Gross profit	204.7	178.8
Operating costs and expenses:
Marketing and administrative expenses	127.4	113.6
Research and development expenses	30.4	25.8

Income from operations	46.9	39.4
Other income (expense):
Interest expense	(16.6)	(19.9)
Interest income	0.7	0.9
Foreign exchange loss	(1.7)	(2.2)
Loss on redemption of senior subordinated notes	(1.9)	—
Other	—	(0.6)

Income before income tax expense	27.4	17.6
Income tax expense	10.4	6.8

Net income	17.0	10.8

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(4.8)	10.0
Net loss on derivative instruments	(1.1)	(1.5)

Other comprehensive income (loss), net of income tax	(5.9)	8.5

Comprehensive income	$11.1	$19.3

Basic net income per common share:	$0.41	$0.27
Diluted net income per common share:	$0.38	$0.26

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

(Dollars in millions, except share-related data)

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Earnings (Deficit)		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2003	41,411,506	$0.4	$686.1	$(10.6)	$(0.5)	$20.9	$696.3
Net income	—	—	—	—	17.0	—	17.0
Issuance of stock options	—	—	0.9	(0.9)	—	—	—
Exercise of stock options	902,698	—	13.8	—	—	—	13.8
Amortization of unearned stock-based compensation	—	—	—	1.3	—	—	1.3
Net loss on derivative instruments, net of income taxes	—	—	—	—	—	(1.1)	(1.1)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(4.8)	(4.8)

Balance at March 31, 2004	42,314,204	$0.4	$700.8	$(10.2)	$16.5	$15.0	$722.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$17.0	$10.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37.0	32.2
Net loss on disposal of fixed assets	0.8	0.9
Stock-based compensation expense	1.3	1.4
Deferred income taxes	7.2	5.4
Changes in balance sheet items:
Accounts receivable, net	0.7	16.8
Inventories	2.9	2.6
Prepaid expenses and other current assets	3.9	2.1
Accounts payable	(10.3)	(4.3)
Accrued liabilities	(15.5)	(18.7)
Other, net	5.4	(2.4)

Net cash flow provided by operating activities	50.4	46.8

Investing Activities:
Capital expenditures	(26.1)	(19.9)
Increase in restricted cash	—	(0.2)

Net cash flow utilized for investing activities	(26.1)	(20.1)

Financing Activities:
Net repayments related to short-term debt	(3.5)	(0.7)
Repayments of borrowings under new bank credit agreement	(40.0)	—
Redemption of senior subordinated notes	(15.9)	—
Payment of debt issuance costs	(0.3)	—
Proceeds from exercise of stock options	13.8	0.6

Net cash flow utilized for financing activities	(45.9)	(0.1)

Effect of foreign exchange rates on cash	(0.1)	0.5

Net increase (decrease) in cash and cash equivalents	(21.7)	27.1
Cash and Cash Equivalents:
Beginning of Period	79.5	35.5

End of Period	$57.8	$62.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

1.    Organization and Business

        Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. ("DBI"), formerly Dade International Inc. (collectively, the "Company"). The Company develops, manufactures and markets in vitro diagnostic ("IVD") equipment, reagents, consumable supplies and services worldwide.

2.    Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2003 consolidated financial statements of the Company included in the Company's 2003 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management's opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Earnings Per Share

        The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Net income	$17.0	$10.8

Weighted average outstanding common shares
Basic	41,978,230	39,948,745
Effect of dilutive securities (stock options)	2,684,043	1,049,123

Diluted	44,662,273	40,997,868

Basic net income per share	$0.41	$0.27
Diluted net income per share	$0.38	$0.26

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

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
	(in millions, except per share data)
Net income available for common stock as reported	$17.0	$10.8
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.0)	(2.3)

Pro forma net income	$15.8	$9.3

Basic as reported	$0.41	$0.27
Basic pro forma	$0.38	$0.23
Diluted as reported	$0.38	$0.26
Diluted pro forma	$0.35	$0.23

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

	March 31, 2004	December 31, 2003
Raw materials	$27.5	$27.1
Work-in-process	33.9	41.2
Finished products	111.6	109.3

Total inventories	$173.0	$177.6

4.    Identifiable Intangible Assets

        Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		March 31, 2004			December 31, 2003
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	129.6	$(20.1)	109.5	130.7	$(16.8)	113.9
Developed technology	6 to 10	131.5	(28.7)	102.8	133.5	(24.3)	109.2
Internally developed software	6 to 11	44.9	(7.2)	37.7	42.6	(5.8)	36.8
Patents	9 to 11	17.1	(3.0)	14.1	17.5	(2.6)	14.9

		$458.1	$(59.0)	$399.1	$459.3	$(49.5)	$409.8

        Amortization expense totaled $10.6 million and $9.7 million for the quarters ended March 31, 2004 and 2003, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2004 through 2008 is as follows: $42.1 million, $41.4 million, $39.8 million, $38.9 million and $35.0 million.

5.    Retirement Programs

        The components of net periodic benefit cost recognized were as follows:

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Service cost	$3.2	$3.0
Interest cost	3.7	3.4
Expected return on plan assets	(2.8)	(2.4)
Recognized net actuarial loss	0.1	—

Net periodic benefit cost	$4.2	$4.0

6.    Credit Facility

        Certain terms of the Company's credit facility were amended in March 2004 (the "Fourth Amendment"). The Fourth Amendment resulted in an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 0.25% and continues to specify required ratings improvement for the Company to qualify for a step-down to lower interest rate margins. It also provides for a step-up to higher interest rate margins if the Company's ratings deteriorate. The Fourth Amendment allows the Company to make up to $100 million of open market purchases of its senior subordinated notes. The amount of additional indebtedness the Company may incur as defined in the agreement was also increased to $100 million.

7.    Business Segment and Geographic Information

        The Company derives substantially all its revenues from manufacturing and marketing IVD products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management ("GCM")-Americas, GCM-International, and Global Operations. GCM-Americas and GCM-International are the Company's sales and service organizations. For the Company's reporting purposes, Americas includes North and South America. The United States comprises over ninety percent of the Americas segment's results. International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues.

        Effective January 1, 2004, we implemented changes to the GCM organizational structure. Accordingly, the reporting segments changed at that time. The countries in South America and Central America, as well as Mexico, which were previously managed as part of GCM-International, became part of GCM-North America. GCM-North America was thus renamed GCM-Americas. All periods presented conform to the current organizational structure.

        Revenue by segment for the quarters ended March 31, 2004 and 2003 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter ended March 31, 2004
Revenue from external customers:
Core Chemistry	$133.7	$112.3	$—	$246.0
Hemostasis	30.2	39.2	—	69.4
Microbiology	21.7	12.1	—	33.8
Infectious Disease	0.9	18.5	—	19.4
Mature Products	4.4	5.9	2.9	13.2

Total	$190.9	$188.0	$2.9	$381.8

Quarter ended March 31, 2003
Revenue from external customers:
Core Chemistry	$123.7	$92.1	$—	$215.8
Hemostasis	23.8	33.5	—	57.3
Microbiology	20.6	11.5	—	32.1
Infectious Disease	0.5	18.6	—	19.1
Mature Products	6.7	9.3	2.4	18.4

Total	$175.3	$165.0	$2.4	$342.7

        Earnings before interest and income tax ("EBIT") is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax. Financial information by segment for the quarters ended March 31, 2004 and 2003 is summarized as follows (in millions):

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
Depreciation and amortization
GCM-Americas	$6.1	$5.5
GCM-International	14.5	12.6
Global Operations	13.7	11.6

Total Segment depreciation and amortization	34.3	29.7
All Other(1) depreciation and amortization	2.7	2.5

Total	$37.0	$32.2

Segment EBIT
GCM-Americas	$73.8	$65.5
GCM-International	62.8	52.6
Global Operations	(69.1)	(56.1)

Total Segment EBIT	67.5	62.0
All Other(1) EBIT	(24.2)	(25.4)
Less: interest expense, net	(15.9)	(19.0)

Income before income tax	$27.4	$17.6

(1)
Includes corporate headquarters, shared services centers, restructuring expense, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

        Goodwill at December 31, 2003 aggregated $514.6 million. The amount of goodwill allocated to each segment at December 31, 2003 was $386.6 million for Global Operations and $128.0 for GCM-Americas. Goodwill at March 31, 2004 aggregated $503.1 million. The amount of goodwill allocated to each segment at March 31, 2004 was $377.9 million for Global Operations and $125.2 for GCM-Americas. The change in goodwill balances during the first three months of 2004 are due to reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Per SOP 90-7, the reductions were credited first to goodwill.

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

Condensed Consolidating Balance Sheet
March 31, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$24.7	$—	$33.1	$—	$57.8
Accounts receivable, net	—	95.1	(0.6)	195.2	—	289.7
Inventories	—	92.0	0.3	105.6	(24.9)	173.0
Prepaid expenses and other current assets	—	6.8	—	7.3	—	14.1
Deferred income taxes	—	—	—	0.5	—	0.5

Total current assets	—	218.6	(0.3)	341.7	(24.9)	535.1
Property, plant and equipment, net	—	184.5	—	248.6	(13.7)	419.4
Debt issuance costs, net	—	15.0	—	—	—	15.0
Deferred income taxes	—	0.5	—	11.7	—	12.2
Identifiable intangible assets, net	—	284.1	—	131.7	(16.7)	399.1
Goodwill	—	416.8	—	86.3	—	503.1
Other assets	(0.4)	21.2	0.7	4.2	—	25.7
Intercompany assets	523.1	728.1	3.9	10.3	(1,265.4)	—
Investments in affiliates	659.1	213.0	—	—	(872.1)	—

Total assets	$1,181.8	$2,081.8	$4.3	$834.5	$(2,192.8)	$1,909.6

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$1.2	$—	$1.2
Accounts payable	—	42.0	—	36.6	—	78.6
Accrued liabilities	—	112.7	0.1	138.1	—	250.9

Total current liabilities	—	154.7	0.1	175.9	—	330.7
Long-term debt	—	587.1	—	—	—	587.1
Deferred income taxes	—	63.8	—	41.0	—	104.8
Other liabilities	—	79.9	0.3	84.3	—	164.5
Intercompany liabilities	459.3	537.2	2.1	266.8	(1,265.4)	—

Total liabilities	459.3	1,422.7	2.5	568.0	(1,265.4)	1,187.1
Total shareholders' equity	722.5	659.1	1.8	266.5	(927.4)	722.5

Total liabilities and shareholders' equity	$1,181.8	$2,081.8	$4.3	$834.5	$(2,192.8)	$1,909.6

Condensed Consolidating Balance Sheet
December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$51.2	$—	$28.3	$—	$79.5
Accounts receivable, net	—	97.3	(0.3)	196.6	—	293.6
Inventories	—	90.5	0.1	104.8	(17.8)	177.6
Prepaid expenses and other current assets	—	9.8	—	8.3	—	18.1
Deferred income taxes	—	—	—	1.0	—	1.0

Total current assets	—	248.8	(0.2)	339.0	(17.8)	569.8
Property, plant and equipment, net	—	187.2	—	253.0	(12.5)	427.7
Debt issuance costs, net	—	15.6	—	—	—	15.6
Goodwill	—	426.3	—	88.3	—	514.6
Deferred income taxes	—	0.6	—	7.3	—	7.9
Identifiable intangible assets, net	—	287.5	—	140.1	(17.8)	409.8
Other assets	(0.4)	18.9	0.6	6.8	—	25.9
Intercompany assets	508.3	1,714.8	0.4	9.0	(2,232.5)	—
Investments in affiliates	647.7	207.1	—	—	(854.8)	—

Total assets	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$—	$—	$4.8	$—	$4.8
Accounts payable	—	41.2	—	48.5	—	89.7
Accrued liabilities	—	134.3	—	122.9	—	257.2

Total current liabilities	—	175.5	—	176.2	—	351.7
Long-term debt	—	643.4	—	—	—	643.4
Deferred income taxes	—	63.8	—	44.4	—	108.2
Other liabilities	—	78.7	—	93.0	—	171.7
Intercompany liabilities	459.3	1,497.7	0.3	275.2	(2,232.5)	—

Total liabilities	459.3	2,459.1	0.3	588.8	(2,232.5)	1,275.0
Total shareholders' equity	696.3	647.7	0.5	254.7	(902.9)	696.3

Total liabilities and shareholders' equity	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3

Condensed Consolidating Statement of Operations
Quarter Ended March 31, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$243.0	$3.0	$213.7	$(77.9)	$381.8
Cost of goods sold	—	121.9	1.4	123.7	(69.9)	177.1

Gross profit		121.1	1.6	90.0	(8.0)	204.7
Operating costs and expenses:
Marketing and administrative expenses	—	61.4	0.3	65.7	—	127.4
Research and development expenses	—	21.3	—	9.1	—	30.4

Income from operations		38.4	1.3	15.2	(8.0)	46.9
Other (expense) income:
Interest expense	—	(14.4)	—	(4.0)	1.8	(16.6)
Interest income	—	2.2	—	0.2	(1.7)	0.7
Foreign exchange loss	—	(1.7)	—	—	—	(1.7)
Loss on redemption of senior subordinated notes	—	(1.9)	—	—	—	(1.9)
Other, primarily intercompany charges	—	(1.8)	0.1	1.7	—	—

Income before income tax and equity in earnings of unconsolidated subsidiaries	—	20.8	1.4	13.1	(7.9)	27.4
Income tax expense	—	8.5	—	1.9	—	10.4

Income before equity in earnings of unconsolidated subsidiaries	—	12.3	1.4	11.2	(7.9)	17.0
Equity in earnings of unconsolidated subsidiaries	17.0	4.7	—	—	(21.7)	—

Net income	$17.0	$17.0	$1.4	$11.2	$(29.6)	$17.0

Condensed Consolidating Statement of Operations
Quarter Ended March 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$173.4	$54.1	$184.4	$(69.2)	$342.7
Cost of goods sold	—	94.7	29.5	104.4	(64.7)	163.9

Gross profit	—	78.7	24.6	80.0	(4.5)	178.8
Operating costs and expenses:
Marketing and administrative expenses	—	56.6	2.6	54.4	—	113.6
Research and development expenses	—	13.0	2.4	10.4	—	25.8

Income from operations	—	9.1	19.6	15.2	(4.5)	39.4
Other (expense) income:
Interest expense	—	(17.9)	—	(2.0)	—	(19.9)
Interest income	—	2.6	—	0.9	(2.6)	0.9
Foreign exchange loss	—	(2.4)	0.2	—	—	(2.2)
Other, primarily intercompany charges	—	9.0	(0.5)	(12.3)	3.2	(0.6)

Income before income tax and equity in earnings of unconsolidated subsidiaries	—	0.4	19.3	1.8	(3.9)	17.6
Income tax expense	—	—	—	0.6	6.2	6.8

Income before equity in earnings of unconsolidated subsidiaries	—	0.4	19.3	1.2	(10.1)	10.8
Equity in earnings of unconsolidated subsidiaries	10.8	10.4	—	—	(21.2)	—

Net income	$10.8	$10.8	$19.3	$1.2	$(31.3)	$10.8

Condensed Consolidating Statement of Cash Flows
Quarter Ended March 31, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$17.0	$17.0	$1.4	$11.2	$(29.6)	$17.0
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(17.0)	(4.7)	—	—	21.7	—
Depreciation and amortization expense	—	17.0	—	21.5	(1.5)	37.0
Net loss on disposal of fixed assets	—	0.2	—	0.6	—	0.8
Stock-based compensation expense	—	1.3	—	—	—	1.3
Deferred income taxes	—	0.1	—	7.1	—	7.2
Changes in balance sheet items:
Accounts receivable, net	—	2.2	0.3	(1.8)	—	0.7
Inventories	—	(1.5)	(0.2)	4.6	—	2.9
Prepaid expenses and other current assets	—	3.0	—	0.9	—	3.9
Accounts payable	—	0.8	—	(11.1)	—	(10.3)
Accrued liabilities	—	(20.4)	0.1	4.8	—	(15.5)
Other, net	(13.8)	25.0	(1.6)	(13.6)	9.4	5.4

Net cash flow provided by (utilized for) operating activities	(13.8)	40.0	—	24.2	—	50.4

Investing Activities:
Capital expenditures	—	(10.3)	—	(15.8)	—	(26.1)

Net cash flow utilized for investing activities	—	(10.3)	—	(15.8)	—	(26.1)

Financing Activities:
Net repayments related to short-term debt	—	—	—	(3.5)	—	(3.5)
Repayments of borrowings under new bank credit agreement	—	(40.0)	—	—	—	(40.0)
Redemption of senior subordinated notes	—	(15.9)	—	—	—	(15.9)
Payment of debt issuance costs	—	(0.3)	—	—	—	(0.3)
Proceeds from exercise of stock options	13.8	—	—	—	—	13.8

Net cash flow provided by (utilized for) financing activities	13.8	(56.2)	—	(3.5)	—	(45.9)

Effect of foreign exchange rates on cash	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	(26.5)	—	4.8	—	(21.7)
Cash and Cash Equivalents:
Beginning of Period	—	51.2	—	28.3	—	79.5

End of Period	$—	$24.7	$—	$33.1	$—	$57.8

Condensed Consolidating Statement of Cash Flows
Quarter Ended March 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$10.8	$10.8	$19.3	$1.2	$(31.3)	$10.8
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(10.8)	(10.4)	—	—	21.2	—
Depreciation and amortization expense	—	12.1	2.7	17.4	—	32.2
Net loss on disposal of fixed assets	—	0.3	0.2	0.4	—	0.9
Stock-based compensation expense	—	1.4	—	—	—	1.4
Deferred income taxes	—	—	—	5.4	—	5.4
Changes in balance sheet items:
Accounts receivable, net	—	(1.4)	3.2	15.0	—	16.8
Inventories	—	(2.8)	2.0	3.4	—	2.6
Prepaid expenses and other current assets	—	5.8	(1.0)	(2.7)	—	2.1
Accounts payable	—	(3.0)	—	(1.3)	—	(4.3)
Accrued liabilities	—	(20.4)	0.1	1.6	—	(18.7)
Other, net	(0.6)	37.8	(24.7)	(25.0)	10.1	(2.4)

Net cash flow provided by (utilized for) operating activities	(0.6)	30.2	1.8	15.4	—	46.8

Investing Activities:
Capital expenditures		(4.6)	(1.8)	(13.5)	—	(19.9)
Decrease in restricted cash	—	—	—	(0.2)	—	(0.2)

Net cash flow utilized for investing activities	—	(4.6)	(1.8)	(13.7)	—	(20.1)

Financing Activities:
Net repayments related to short-term debt	—	—	—	(0.7)	—	(0.7)
Proceeds from exercise of stock options	0.6	—	—	—	—	0.6

Net cash flow provided by (utilized for) financing activities	0.6	—	—	(0.7)	—	(0.1)

Effect of foreign exchange rates on cash	—	—	—	0.5	—	0.5

Net increase in cash and cash equivalents	—	25.6	—	1.5	—	27.1
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5

End of Period	$—	$41.9	$—	$20.7	$—	$62.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Dade Behring Holdings', Inc. 2003 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 2003. The following management's discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2003 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known. Dade Behring Holdings, Inc. is also referred to as "we", "us", and "our" throughout this Form 10-Q.

Disclosure Regarding Forward-Looking Statements

        To the extent that statements made by us relate to our future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, investments, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of the projected growth rates in our industry, the successful execution of our business plan, and the projected continuing demand for our products. Generally words such as "may," "will," "should," "could," "anticipate," "expect," "intend," "estimate," "predict," "plan," "potential," "continue," and "believe," or the negative of or other variations on these and other similar expressions identify forward-looking statements.

        Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. Factors that could affect future results include, without limitation, competition, the effect of potential healthcare reform, changes in our business strategy or plans, changes in exchange rates, increases in the floating rate under the Credit Facility, changes in our policy regarding interest rate and currency movements, the availability of capital and trade credit to fund our business and additional factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 .

        We caution against placing undue reliance on forward-looking statements, which reflect our current beliefs and are based on information currently available to us as of the date a forward-looking statement is made. We do not intend to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event we do update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in our public filings with the Securities and Exchange Commission, which are accessible at www.sec.gov and on our website at www.dadebehring.com, and which investors are advised to consult.

Results of Operations

        We derive substantially all our revenue from manufacturing and marketing IVD products and services. We are organized functionally and have three reporting segments: Global Customer Management ("GCM")-Americas, GCM-International and Global Operations. GCM-Americas and GCM-International are our sales and service organizations. For our reporting purposes, Americas includes North and South America. International includes sales and service results from all other continents. The gross profit margin for the two GCM segments is not materially different. Global Operations primarily includes all manufacturing and research and development activities, and accordingly does not recognize significant revenues. Global Operations functions as a cost center; consequently, a discussion of gross profit for each individual operating segment would not be meaningful. Global Operations does not incur a material amount of our marketing and administrative expense, but is responsible for virtually all research and development expense. Restructuring charges and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to the operating segments.

        Effective January 1, 2004, we implemented changes to the GCM organizational structure. Accordingly, the reporting segments changed at that time. The countries in South America and Central America, as well as Mexico, which were previously managed as part of GCM-International, became part of GCM-North America. GCM-North America was thus renamed GCM-Americas. All periods presented conform to the current organizational structure.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

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

        Net Sales.    Net sales for the quarter ended March 31, 2004 totaled $381.8 million as compared to $342.7 million in the corresponding prior year quarter.

        Sales for each segment were as follows (in millions):

	Quarter Ended
	March 31, 2004	March 31, 2003	% Change
GCM-Americas	$190.9	$175.3	8.9%
GCM-International	188.0	165.0	13.9%
Global Operations	2.9	2.4	20.8%

Total	$381.8	$342.7	11.4%

        Adjusting for the favorable impact of foreign currency rate changes of $25.8 million, 2004 sales increased $13.3 million or 3.6% for the quarter. On a constant currency basis, sales increased $14.8 million or 8.4% in GCM-Americas and decreased $1.2 million or 0.6% across GCM-International locations. On a geographic basis, constant currency sales growth was 7.2% in the U.S. and 0.8% across all international locations.

        The overall sales increase on a constant currency basis can be attributed in part to a $16.3 million or 7.1% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $6.6 million or 10.5% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, offset by a $2.6 million or 12.0% decrease in infectious disease product sales and a $7.2 million or 35.1% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and, as a result, are expected to have declining sales over time.

        Our worldwide installed base of instruments, an important indicator of future growth potential, grew 1.6% during the quarter ended March 31, 2004. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

        Growth in the installed base of Dimension® RxL and Dimension® Xpand® instruments as well as the BN ProSpec® plasma protein instrument have driven much of the sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-500, BCS® and PFA-100® instrument placements. For microbiology, new installations of our

autoSCAN® and WalkAway® series of instruments continue to provide growth while the BEP®2000 instrument has been the primary contributor of installed base growth for the infectious disease product line. However, migration in the hospital laboratory from microtiter plate testing to immunoassay instruments has caused an overall decline in IDD sales.

        Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing an existing instrument base for additional tests, as well as from the growth in sales of higher priced specialty tests.

        Gross Profit.    Gross profit for the quarter ended March 31, 2004 increased $25.9 million to $204.7 million as compared to $178.8 million in the corresponding prior year period. On a constant currency basis, gross profit increased $9.9 million. The increase is attributable primarily to higher sales. Gross profit margin for the quarter ended March 31, 2004 was 53.6% as compared to 52.2% in the corresponding prior year period. The 1.4 percentage point margin improvement is attributable primarily to cost reduction initiatives, favorable currency changes, and the favorable mix of product sales.

        Marketing and Administrative Expenses.    Marketing and administrative expenses for the quarter ended March 31, 2004 increased $13.8 million to $127.4 million, or 33.4% of sales, as compared to $113.6 million, or 33.1% of sales, in the prior year period. Compared to the prior year period, marketing and administrative expenses increased $8.3 million related to changes in foreign currency exchange rates. The remaining increase is primarily attributable to investments in current resources and processes to support the higher level of revenues being achieved.

        Research and Development Expenses.    Research and development expenses for the quarter ended March 31, 2004 totaled $30.4 million (8.0% of sales) and were 17.8% higher than the prior year. On a constant currency basis, research and development expenses increased $3.0 million or 10.9% over the corresponding prior year period.

        Income from Operations.    Income from operations for the quarter ended March 31, 2004 increased $7.5 million to $46.9 million compared to $39.4 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

        Interest Expense.    Interest expense for the quarter ended March 31, 2004 totaled $16.6 million, a $3.3 million reduction over the corresponding prior year period. These changes are primarily due to lower borrowing levels and lower costs of borrowing.

        Loss on Redemption of Senior Subordinated Notes.    We incurred losses of $1.9 million on the redemption of our senior subordinated notes in connection with a program initiated in January 2004 whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem the notes. These losses represent the difference between the redemption price (par plus 11.91% of the face value) and the carrying value of the notes.

        Income Taxes.    Income tax expense of $10.4 million, representing an effective rate of 37.9%, was recorded in the quarter ended March 31, 2004, as compared to $6.8 million, representing an effective tax rate of 38.5%, in the quarter ended March 31, 2003.

        Net Income.    The net income for the quarter ended March 31, 2004 was $17.0 million as compared to $10.8 million in the prior year, an increase of $6.2 million, or 57.4%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Liquidity and Capital Resources

        For the quarter ended March 31, 2004, operating activities provided cash of $50.4 million compared to $46.8 million for the quarter ended March 31, 2003. The increase is primarily due to higher income from operations and lower interest payments. This is offset by a greater use of cash for working capital driven by less incremental accounts receivable factoring during 2004.

        Net cash flow used for investing activities for the three months ended March 31, 2004 is $26.1 million compared to $20.1 million for the three-months ended March 31, 2003. Substantially all investing cash flows are for capital expenditures. The increase in capital expenditures for 2004 as compared to 2003 is due primarily to an increase in the use of capital for placing more instruments at customers' facilities and for product development and production activities.

        Financing activities for the quarter ended March 31, 2004 used net cash of $45.9 million, versus $0.1 million for the quarter ended March 31, 2003. The increase is primarily due to $55.9 million of prepayments on borrowings in 2004—$40.0 million for our bank debt and $15.9 million in redemptions of our senior subordinated notes—partially offset by proceeds from the exercise of stock options of $13.8 million. In April 2004, we repaid an additional $20 million of our bank debt. In May 2004, we intend to redeem an additional $6.8 million of our senior subordinated notes.

        Certain terms of our credit facility were amended in March 2004 (the "Fourth Amendment"). The Fourth Amendment resulted in an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 0.25% and continues to specify required ratings improvement for us to qualify for a step-down to lower interest rate margins. It also provides for a step-up to higher interest rate margins if our ratings deteriorate. The Fourth Amendment allows us to make up to $100 million of open market purchases of our senior subordinated notes. The amount of additional indebtedness we may incur as defined in the agreement was also increased to $100 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's 2003 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 2003. No material changes in the Company's market risk have occurred since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

  10.1
  Fourth Amendment and Consent to Credit Agreement dated as of March 12, 2004 among Dade Behring Holdings, Inc., (Holdings), Dade Behring Inc. (the Borrower), the lenders from time to time under the Credit Agreement (the Lenders), and Deutsche Bank AG, New York Branch (as Administrative Agent).

  10.2
  Dade Behring 2004 Incentive Compensation Plan.

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

  (b)
  Reports on Form 8-K during the quarter ended March 31, 2004.

    On February 20, 2004, Dade Behring Holdings, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Dade Behring Holdings, Inc. that reported the results of operations for the fourth quarter and full year 2003.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
	By:	/s/ JOHN M. DUFFEY John M. Duffey Senior Vice President and Chief Financial Officer
May 3, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
10.1	Fourth Amendment and Consent to Credit Agreement dated as of March 12, 2004 among Dade Behring Holdings, Inc., (Holdings), Dade Behring Inc. (the Borrower), the lenders from time to time under the Credit Agreement (the Lenders), and Deutsche Bank AG, New York Branch (as Administrative Agent).
10.2	Dade Behring 2004 Incentive Compensation Plan.
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

QuickLinks

DADE BEHRING HOLDINGS, INC. MARCH 31, 2004 FORM 10-Q—TABLE OF CONTENTS
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
EXHIBIT INDEX