Form 10-Q
period 2004-06-30
DADE BEHRING HOLDINGS INC
filed 2004-08-09
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

(847) 267-5300

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding at July 30, 2004: 43,006,895.

DADE BEHRING HOLDINGS, INC.
JUNE 30, 2004 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$33.3	$79.5
Accounts receivable, net	293.7	293.6
Inventories	174.2	177.6
Prepaid expenses and other current assets	14.1	18.1
Deferred income taxes	0.8	1.0
Total current assets	516.1	569.8
Property, plant and equipment, net	416.3	427.7
Debt issuance costs, net	12.8	15.6
Deferred income taxes	10.6	7.9
Identifiable intangible assets, net	391.1	409.8
Goodwill	494.8	514.6
Other assets	26.9	25.9
Total assets	$1,868.6	$1,971.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$1.3	$4.8
Accounts payable	72.2	89.7
Accrued liabilities	242.1	257.2
Total current liabilities	315.6	351.7
Long-term debt	520.7	643.4
Deferred income taxes	105.0	108.2
Other liabilities	165.0	171.7
Total liabilities	1,106.3	1,275.0
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 65,000,000 shares authorized at June 30, 2004 and December 31, 2003; 42,833,744 and 41,411,506 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	0.4	0.4
Additional paid-in capital	713.5	686.1
Unearned stock-based compensation	(10.4)	(10.6)
Accumulated earnings (deficit)	38.2	(0.5)
Accumulated other comprehensive income	20.6	20.9
Total shareholders’ equity	762.3	696.3
Total liabilities and shareholders’ equity	$1,868.6	$1,971.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$388.6	$361.7
Cost of goods sold	168.6	169.2
Gross profit	220.0	192.5
Operating costs and expenses:
Marketing and administrative expenses	131.1	121.0
Research and development expenses	32.4	30.5
Income from operations	56.5	41.0
Other income (expense):
Interest expense	(18.0)	(20.5)
Interest income	0.6	0.9
Foreign exchange gain (loss)	(2.5)	1.8
Loss on redemption/purchase of senior subordinated notes	(2.1)	—
Other	(0.4)	—
Income before income tax expense	34.1	23.2
Income tax expense	12.4	8.2
Net income	21.7	15.0
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(2.7)	10.2
Net gain (loss) on derivative instruments	8.3	(5.0)
Other comprehensive income, net of income tax	5.6	5.2
Comprehensive income	$27.3	$20.2
Basic net income per common share:	$0.51	$0.37
Diluted net income per common share:	$0.48	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Six-months Ended June 30, 2004	Six-months Ended June 30, 2003
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$770.4	$704.4
Cost of goods sold	345.7	333.1
Gross profit	424.7	371.3
Operating costs and expenses:
Marketing and administrative expenses	258.5	234.6
Research and development expenses	62.8	56.3
Income from operations	103.4	80.4
Other income (expense):
Interest expense	(34.6)	(40.4)
Interest income	1.3	1.8
Foreign exchange loss	(4.2)	(0.4)
Loss on redemption/purchase of senior subordinated notes	(4.0)	-
Other	(0.4)	(0.6)
Income before income tax expense	61.5	40.8
Income tax expense	22.8	15.0
Net income	38.7	25.8
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(7.5)	20.2
Net gain (loss) on derivative instruments	7.2	(6.5)
Other comprehensive income (loss), net of income tax	(0.3)	13.7
Comprehensive income	$38.4	$39.5
Basic net income per common share:	$0.91	$0.64
Diluted net income per common share:	$0.86	$0.62

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(unaudited)

(Dollars in millions, except share-related data)

	Common Stock		Additional Paid-in	Unearned Stock-Based	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Income	Equity
Balance at December 31, 2003	41,411,506	$0.4	$686.1	$(10.6)	$(0.5)	$20.9	$696.3
Net income	—	—	—	—	38.7	—	38.7
Issuance of stock — employee stock purchase program	159,938	—	4.6	—	—	—	4.6
Issuance of stock options	—	—	3.5	(3.5)	—	—	—
Exercise of stock options	1,262,300	—	19.3	—	—	—	19.3
Amortization of unearned stock-based compensation	—	—	—	3.7	—	—	3.7
Net gain on derivative instruments, net of income tax	—	—	—	—	—	7.2	7.2
Foreign currency translation adjustment, net of income tax	—	—	—	—	—	(7.5)	(7.5)
Balance at June 30, 2004	42,833,744	$0.4	$713.5	$(10.4)	$38.2	$20.6	$762.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Six-months Ended June 30, 2004	Six-months Ended June 30, 2003
	(unaudited)	(unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$38.7	$25.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	75.0	65.8
Net loss on disposal of fixed assets	1.3	1.6
Stock-based compensation expense	3.7	1.5
Deferred income taxes	14.8	10.0
Changes in balance sheet items:
Accounts receivable, net	(6.2)	20.2
Inventories	0.1	2.8
Prepaid expenses and other current assets	3.8	4.6
Accounts payable	(16.1)	(4.9)
Accrued liabilities	(14.5)	(21.9)
Other, net	12.4	2.0
Net cash flow provided by operating activities	113.0	107.5
Investing Activities:
Capital expenditures	(56.1)	(45.3)
Increase in restricted cash	—	(0.1)
Net cash flow utilized for investing activities	(56.1)	(45.4)
Financing Activities:
Net repayments related to short-term debt	(3.4)	(2.9)
Repayments of borrowings under bank credit agreement	(90.0)	(20.0)
Redemption/purchase of senior subordinated notes	(32.6)	—
Payment of debt issuance costs	(0.3)	—
Proceeds from exercise of stock options	19.3	1.1
Proceeds from employee stock purchase plan	4.6	—
Net cash flow utilized for financing activities	(102.4)	(21.8)
Effect of foreign exchange rates on cash	(0.7)	1.9
Net increase (decrease) in cash and cash equivalents	(46.2)	42.2
Cash and Cash Equivalents:
Beginning of Period	79.5	35.5
End of Period	$33.3	$77.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

1.   Organization and Business

Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”), formerly Dade International Inc. (collectively, the “Company”). The Company develops, manufactures and markets in vitro diagnostic (“IVD”) equipment, reagents, consumable supplies and services worldwide.

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2003 consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and six-months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
Net income	$21.7	$15.0
Weighted average outstanding common shares
Basic	42,677,465	40,057,077
Effect of dilutive securities (stock options)	2,639,307	1,647,309
Diluted	45,316,772	41,704,386
Basic net income per share	$0.51	$0.37
Diluted net income per share	$0.48	$0.36

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

	Six-months Ended June 30, 2004	Six-months Ended June 30, 2003
Net income	$38.7	$25.8
Weighted average outstanding common shares
Basic	42,327,848	40,003,210
Effect of dilutive securities (stock options)	2,664,600	1,349,324
Diluted	44,992,448	41,352,534
Basic net income per share	$0.91	$0.64
Diluted net income per share	$0.86	$0.62

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under the intrinsic value method, compensation expense for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the amount the employee must pay to acquire the stock.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. The fair value of the stock options was estimated using the Black-Scholes option pricing model.

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
	(in millions, except per share data)
Net income available for common stock as reported	$21.7	$15.0
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1.5	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.7)	(1.2)
Pro forma net income	$20.5	$13.9
Basic as reported	$0.51	$0.37
Basic pro forma	$0.48	$0.34
Diluted as reported	$0.48	$0.36
Diluted pro forma	$0.45	$0.34

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

	Six-months Ended June 30, 2004	Six-months Ended June 30, 2003
	(in millions, except per share data)
Net income available for common stock as reported	$38.7	$25.8
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	2.4	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4.6)	(3.6)
Pro forma net income	$36.5	$23.1
Basic as reported	$0.91	$0.64
Basic pro forma	$0.86	$0.58
Diluted as reported	$0.86	$0.62
Diluted pro forma	$0.81	$0.57

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

	June 30, 2004	December 31, 2003
Raw materials	$26.2	$27.1
Work-in-process	35.0	41.2
Finished products	113.0	109.3
Total inventories	$174.2	$177.6

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		June 30, 2004			December 31, 2003
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	128.9	$(23.3)	105.6	130.7	$(16.8)	113.9
Developed technology	6 to 10	130.8	(33.3)	97.5	133.5	(24.3)	109.2
Internally developed software	6 to 11	48.2	(8.6)	39.6	42.6	(5.8)	36.8
Patents	9 to 11	16.9	(3.5)	13.4	17.5	(2.6)	14.9
		$459.8	$(68.7)	$391.1	$459.3	$(49.5)	$409.8

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

4.   Identifiable Intangible Assets (Continued)

Amortization expense totaled $9.6 million and $9.3 million for the quarters ended June 30, 2004 and 2003, respectively, and $20.2 million and $18.9 million for the six-months ended June 30, 2004 and 2003, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2004 through 2008 is as follows: $42.2 million, $41.6 million, $39.9 million, $38.8 million and $35.0 million, respectively.

5.   Sale of Lease Receivables

When selling instruments to its customers, the Company may enter into sales-type lease transactions. The resulting short-term and long-term portions of lease receivables are components of other current assets and other assets, respectively, on the accompanying balance sheet. During the quarter and six-months ended June 30, 2004, the Company sold $9.1 million and $12.4 million, respectively, of lease receivables to a financial institution, which resulted in losses of $0.5 million and $0.6 million, respectively. The losses are included in other expense on the accompanying statements of operations.

6.   Retirement Programs

The components of net periodic benefit cost recognized were as follows:

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
Service cost	$3.2	$3.0
Interest cost	3.6	3.5
Expected return on plan assets	(2.8)	(2.4)
Recognized net actuarial loss	0.1	—
Net periodic benefit cost	$4.1	$4.1

	Six-months Ended June 30, 2004	Six-months Ended June 30, 2003
Service cost	$6.4	$5.9
Interest cost	7.3	6.9
Expected return on plan assets	(5.6)	(4.7)
Recognized net actuarial loss	0.2	—
Net periodic benefit cost	$8.3	$8.1

7.   Debt

Certain terms of the Company’s credit facility were amended in March 2004 (the “Fourth Amendment”). The Fourth Amendment resulted in an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 0.25% and continues to specify required ratings improvement for the Company to qualify for a step-down to lower interest rate margins. It also provides for a step-up to higher interest rate margins if the Company’s ratings deteriorate. The Fourth Amendment allows the Company to make up to $100 million of open market purchases of its senior subordinated notes. The amount of additional indebtedness the Company may incur as defined in the agreement was also increased to $100 million.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

7.   Debt (Continued)

During the quarter and six-months ended June 30, 2004, the Company redeemed $11.9 million and $27.8 million of its senior subordinated notes, respectively.  These redemptions were made in connection with a program initiated in January 2004, whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem the notes. During the quarter ended June 30, 2004, the Company also purchased $4.8 million of notes in the open market. In conjunction with these redemption and purchase transactions, the Company incurred losses of $2.1 million and $4.0 million during the quarter and six-months ended June 30, 2004, respectively. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases.

8.   Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing IVD products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International, and Global Operations. GCM-Americas and GCM-International are the Company’s sales and service organizations. For the Company’s reporting purposes, Americas includes North and South America. The United States comprises over ninety percent of the Americas segment’s revenues. International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues.

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information (Continued)

Revenue by segment for the quarters and six-months ended June 30, 2004 and 2003 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter Ended June 30, 2004
Revenue from external customers:
Core Chemistry	$137.9	$113.3	$—	$251.2
Hemostasis	30.2	38.8	—	69.0
Microbiology	21.8	15.1	—	36.9
Infectious Disease	1.3	20.1	—	21.4
Mature Products	3.3	4.0	2.8	10.1
Total	$194.5	$191.3	$2.8	$388.6

Quarter Ended June 30, 2003
Revenue from external customers:
Core Chemistry	$130.2	$100.4	$—	$230.6
Hemostasis	25.1	34.2	—	59.3
Microbiology	21.8	13.6	—	35.4
Infectious Disease	0.8	19.1	—	19.9
Mature Products	7.2	6.7	2.6	16.5
Total	$185.1	$174.0	$2.6	$361.7

Six-months Ended June 30, 2004
Revenue from external customers:
Core Chemistry	$271.6	$225.6	$—	$497.2
Hemostasis	60.4	78.0	—	138.4
Microbiology	43.5	27.2	—	70.7
Infectious Disease	2.2	38.6	—	40.8
Mature Products	7.7	9.9	5.7	23.3
Total	$385.4	$379.3	$5.7	$770.4

Six-months Ended June 30, 2003
Revenue from external customers:
Core Chemistry	$253.9	$192.5	$—	$446.4
Hemostasis	48.9	67.7	—	116.6
Microbiology	42.4	25.1	—	67.5
Infectious Disease	1.3	37.7	—	39.0
Mature Products	13.9	16.0	5.0	34.9
Total	$360.4	$339.0	$5.0	$704.4

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information (Continued)

Earnings before interest and income tax (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax. Financial information by segment for the quarters and six-months ended June 30, 2004 and 2003 is summarized as follows (in millions):

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
Depreciation and amortization
GCM-Americas	$6.2	$5.6
GCM-International	14.2	13.3
Global Operations	13.5	11.8
Total Segment depreciation and amortization	33.9	30.7
All Other(1) depreciation and amortization	4.1	2.9
Total	$38.0	$33.6
Segment EBIT
GCM-Americas	$79.1	$71.9
GCM-International	67.4	56.6
Global Operations	(65.7)	(61.1)
Total Segment EBIT	80.8	67.4
All Other(1) EBIT	(29.3)	(24.6)
Less: interest expense, net	(17.4)	(19.6)
Income before income tax	$34.1	$23.2

	Six-months Ended June 30, 2004	Six-months Ended June 30, 2003
Depreciation and amortization
GCM-Americas	$12.3	$11.1
GCM-International	28.7	25.9
Global Operations	27.2	23.4
Total Segment depreciation and amortization	68.2	60.4
All Other(1) depreciation and amortization	6.8	5.4
Total	$75.0	$65.8
Segment EBIT
GCM-Americas	$152.9	$137.4
GCM-International	130.2	109.2
Global Operations	(134.8)	(117.2)
Total Segment EBIT	148.3	129.4
All Other(1) EBIT	(53.5)	(50.0)
Less: interest expense, net	(33.3)	(38.6)
Income before income tax	$61.5	$40.8

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, and certain intercompany transactions and eliminations.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information (Continued)

Goodwill at December 31, 2003 aggregated $514.6 million. The amount of goodwill allocated to each segment at December 31, 2003 was $386.6 million for Global Operations and $128.0 for GCM-Americas. Goodwill at June 30, 2004 aggregated $494.8 million. The amount of goodwill allocated to each segment at June 30, 2004 was $371.7 million for Global Operations and $123.1 for GCM-Americas. The change in goodwill balances during the first six months of 2004 are due to reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Per SOP 90-7, the reductions were credited first to goodwill.

9.   Guarantor/Non-Guarantor Financial Statements

In connection with DBI’s issuance of 11.91% senior subordinated notes, Dade Behring Holdings, Inc. and certain of DBI’s U.S. subsidiaries became guarantors of these notes. The following tables present condensed consolidating financial information for the guarantors, non-guarantors, DBI, and Dade Behring Holdings, Inc. Other than Dade Behring Holdings, Inc., each of the guarantors is a direct or indirect wholly owned subsidiary of DBI. The guarantors fully, jointly and severally unconditionally guarantee these notes. The following unaudited condensed consolidating financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for DBI on a condensed consolidated basis. All amounts are in millions.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Balance Sheet
June 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11.5	$0.2	$21.6	$—	$33.3
Accounts receivable, net	—	93.9	(1.0)	200.8	—	293.7
Inventories	—	92.4	0.7	103.4	(22.3)	174.2
Prepaid expenses and other current assets	—	6.6	—	7.5	—	14.1
Deferred income taxes	—	—	—	0.8	—	0.8
Total current assets	—	204.4	(0.1)	334.1	(22.3)	516.1
Property, plant and equipment, net	—	182.5	—	249.1	(15.3)	416.3
Debt issuance costs, net	—	12.8	—	—	—	12.8
Deferred income taxes	—	0.6	—	10.0	—	10.6
Identifiable intangible assets, net	—	281.0	—	126.0	(15.9)	391.1
Goodwill	—	409.9	—	84.9	—	494.8
Other assets	(0.4)	20.0	2.6	4.7	—	26.9
Intercompany assets	535.8	712.4	13.7	6.8	(1,268.7)	—
Investments in affiliates	686.2	228.2	—	—	(914.4)	—
Total assets	$1,221.6	$2,051.8	$16.2	$815.6	$(2,236.6)	$1,868.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$—	$—	$1.3	$—	$1.3
Accounts payable	—	37.7	—	34.5	—	72.2
Accrued liabilities	—	105.7	1.5	134.9	—	242.1
Total current liabilities	—	143.4	1.5	170.7	—	315.6
Long-term debt	—	520.7	—	—	—	520.7
Deferred income taxes	—	63.8	—	41.2	—	105.0
Other liabilities	—	81.4	0.7	82.9	—	165.0
Intercompany liabilities	459.3	556.3	7.7	245.4	(1,268.7)	—
Total liabilities	459.3	1,365.6	9.9	540.2	(1,268.7)	1,106.3
Total shareholders’ equity	762.3	686.2	6.3	275.4	(967.9)	762.3
Total liabilities and shareholders’ equity	$1,221.6	$2,051.8	$16.2	$815.6	$(2,236.6)	$1,868.6

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Balance Sheet
December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$51.2	$—	$28.3	$—	$79.5
Accounts receivable, net	—	97.3	(0.3)	196.6	—	293.6
Inventories	—	90.5	0.1	104.8	(17.8)	177.6
Prepaid expenses and other current assets	—	9.8	—	8.3	—	18.1
Deferred income taxes	—	—	—	1.0	—	1.0
Total current assets	—	248.8	(0.2)	339.0	(17.8)	569.8
Property, plant and equipment, net	—	187.2	—	253.0	(12.5)	427.7
Debt issuance costs, net	—	15.6	—	—	—	15.6
Deferred income taxes	—	0.6	—	7.3	—	7.9
Identifiable intangible assets, net	—	287.5	—	140.1	(17.8)	409.8
Goodwill	—	426.3	—	88.3	—	514.6
Other assets	(0.4)	18.9	0.6	6.8	—	25.9
Intercompany assets	508.3	1,714.8	0.4	9.0	(2,232.5)	—
Investments in affiliates	647.7	207.1	—	—	(854.8)	—
Total assets	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$—	$—	$4.8	$—	$4.8
Accounts payable	—	41.2	—	48.5	—	89.7
Accrued liabilities	—	134.3	—	122.9	—	257.2
Total current liabilities	—	175.5	—	176.2	—	351.7
Long-term debt	—	643.4	—	—	—	643.4
Deferred income taxes	—	63.8	—	44.4	—	108.2
Other liabilities	—	78.7	—	93.0	—	171.7
Intercompany liabilities	459.3	1,497.7	0.3	275.2	(2,232.5)	—
Total liabilities	459.3	2,459.1	0.3	588.8	(2,232.5)	1,275.0
Total shareholders’ equity	696.3	647.7	0.5	254.7	(902.9)	696.3
Total liabilities and shareholders’ equity	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Operations
Quarter Ended June 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$233.2	$9.4	$214.9	$(68.9)	$388.6
Cost of goods sold	—	117.2	4.0	117.0	(69.6)	168.6
Gross profit	—	116.0	5.4	97.9	0.7	220.0
Operating costs and expenses:
Marketing and administrative expenses	—	65.6	0.3	65.2	—	131.1
Research and development expenses	—	22.9	—	9.5	—	32.4
Income from operations	—	27.5	5.1	23.2	0.7	56.5
Other (expense) income:
Interest expense	—	(14.7)	—	(4.7)	1.4	(18.0)
Interest income	—	2.1	—	—	(1.5)	0.6
Foreign exchange loss	—	(2.5)	—	—	—	(2.5)
Loss on redemption/purchase of senior subordinated notes	—	(2.1)	—	—	—	(2.1)
Other, primarily intercompany charges	—	(0.5)	(0.6)	(9.5)	10.2	(0.4)
Income before income tax expense and equity in earnings of unconsolidated subsidiaries	—	9.8	4.5	9.0	10.8	34.1
Income tax expense	—	5.9	—	6.5	—	12.4
Income before equity in earnings of unconsolidated subsidiaries	—	3.9	4.5	2.5	10.8	21.7
Equity in earnings of unconsolidated subsidiaries	21.7	17.8	—	—	(39.5)	—
Net income	$21.7	$21.7	$4.5	$2.5	$(28.7)	$21.7

Condensed Consolidating Statement of Operations
Six-months Ended June 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$476.2	$12.4	$428.6	$(146.8)	$770.4
Cost of goods sold	—	239.1	5.4	240.7	(139.5)	345.7
Gross profit	—	237.1	7.0	187.9	(7.3)	424.7
Operating costs and expenses:
Marketing and administrative expenses	—	127.0	0.6	130.9	—	258.5
Research and development expenses	—	44.2	—	18.6	—	62.8
Income from operations	—	65.9	6.4	38.4	(7.3)	103.4
Other (expense) income:
Interest expense	—	(29.1)	—	(8.7)	3.2	(34.6)
Interest income	—	4.3	—	0.2	(3.2)	1.3
Foreign exchange loss	—	(4.2)	—	—	—	(4.2)
Loss on redemption/purchase of senior subordinated notes	—	(4.0)	—	—	—	(4.0)
Other, primarily intercompany charges	—	(2.3)	(0.5)	(7.8)	10.2	(0.4)
Income before income tax expense and equity in earnings of unconsolidated subsidiaries	—	30.6	5.9	22.1	2.9	61.5
Income tax expense	—	14.4	—	8.4	—	22.8
Income before equity in earnings of unconsolidated subsidiaries	—	16.2	5.9	13.7	2.9	38.7
Equity in earnings of unconsolidated subsidiaries	38.7	22.5	—	—	(61.2)	—
Net income	$38.7	$38.7	$5.9	$13.7	$(58.3)	$38.7

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Operations
Quarter Ended June 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$181.2	$55.1	$193.7	$(68.3)	$361.7
Cost of goods sold	—	97.1	28.8	107.3	(64.0)	169.2
Gross profit	—	84.1	26.3	86.4	(4.3)	192.5
Operating costs and expenses:
Marketing and administrative expenses	—	60.6	3.0	57.4	—	121.0
Research and development expenses	—	16.3	2.4	11.8	—	30.5
Income from operations	—	7.2	20.9	17.2	(4.3)	41.0
Other (expense) income:
Interest expense	—	(17.7)	—	(5.1)	2.3	(20.5)
Interest income	—	2.5	—	0.7	(2.3)	0.9
Foreign exchange gain	—	1.8	—	—	—	1.8
Other, primarily intercompany charges	—	27.9	(26.5)	(0.8)	(0.6)	—
Income before income tax expense (benefit) and equity in earnings of unconsolidated subsidiaries	—	21.7	(5.6)	12.0	(4.9)	23.2
Income tax expense (benefit)	—	(0.9)	—	1.7	7.4	8.2
Income before equity in earnings of unconsolidated subsidiaries	—	22.6	(5.6)	10.3	(12.3)	15.0
Equity in earnings of unconsolidated subsidiaries	15.0	(7.6)	—	—	(7.4)	—
Net income	$15.0	$15.0	$(5.6)	$10.3	$(19.7)	$15.0

Condensed Consolidating Statement of Operations
Six-months Ended June 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$354.6	$109.2	$378.1	$(137.5)	$704.4
Cost of goods sold	—	191.8	58.3	211.7	(128.7)	333.1
Gross profit	—	162.8	50.9	166.4	(8.8)	371.3
Operating costs and expenses:
Marketing and administrative expenses	—	117.2	5.6	111.8	—	234.6
Research and development expenses	—	29.3	4.8	22.2	—	56.3
Income from operations	—	16.3	40.5	32.4	(8.8)	80.4
Other (expense) income:
Interest expense	—	(35.6)	—	(9.7)	4.9	(40.4)
Interest income	—	5.1	0.1	1.5	(4.9)	1.8
Foreign exchange loss	—	(0.4)	—	—	—	(0.4)
Other, primarily intercompany charges	—	36.7	(26.8)	(10.6)	0.1	(0.6)
Income before income tax expense (benefit) and equity in earnings of unconsolidated subsidiaries	—	22.1	13.8	13.6	(8.7)	40.8
Income tax expense (benefit)	—	(0.9)	—	2.3	13.6	15.0
Income before equity in earnings of unconsolidated subsidiaries	—	23.0	13.8	11.3	(22.3)	25.8
Equity in earnings of unconsolidated subsidiaries	25.8	2.8	—	—	(28.6)	—
Net income	$25.8	$25.8	$13.8	$11.3	$(50.9)	$25.8

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Six-months Ended June 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$38.7	$38.7	$5.9	$13.7	$(58.3)	$38.7
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(38.7)	(22.5)	—	—	61.2	—
Depreciation and amortization expense	—	35.2	—	42.8	(3.0)	75.0
Net loss on disposal of fixed assets	—	0.4	—	0.9	—	1.3
Stock-based compensation expense	—	3.7	—	—	—	3.7
Deferred income taxes	—	—	—	14.8	—	14.8
Changes in balance sheet items:	—
Accounts receivable, net	—	3.4	0.7	(10.3)	—	(6.2)
Inventories	—	(1.9)	(0.6)	2.6	—	0.1
Prepaid expenses and other current assets	—	3.2	—	0.6	—	3.8
Accounts payable	—	(3.5)	—	(12.6)	—	(16.1)
Accrued liabilities	—	(28.6)	1.5	12.6	—	(14.5)
Other, net	(23.9)	76.6	(7.3)	(33.1)	0.1	12.4
Net cash flow provided by (utilized for) operating activities	(23.9)	104.7	0.2	32.0	—	113.0
Investing Activities:
Capital expenditures	—	(21.5)	—	(34.6)	—	(56.1)
Net cash flow utilized for investing activities	—	(21.5)	—	(34.6)	—	(56.1)
Financing Activities:
Net repayments related to short-term debt	—	—	—	(3.4)	—	(3.4)
Repayments of borrowings under bank credit agreement	—	(90.0)	—	—	—	(90.0)
Redemption/purchase of senior subordinated notes	—	(32.6)	—	—	—	(32.6)
Payment of debt issuance costs	—	(0.3)	—	—	—	(0.3)
Proceeds from exercise of stock options	19.3	—	—	—	—	19.3
Proceeds from employee stock purchase plan	4.6	—	—	—	—	4.6
Net cash flow provided by (utilized for) financing activities	23.9	(122.9)	—	(3.4)	—	(102.4)
Effect of foreign exchange rates on cash	—	—	—	(0.7)	—	(0.7)
Net increase (decrease) in cash and cash equivalents	—	(39.7)	0.2	(6.7)	—	(46.2)
Cash and Cash Equivalents:
Beginning of Period	—	51.2	—	28.3	—	79.5
End of Period	$—	$11.5	$0.2	$21.6	$—	$33.3

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Six-months Ended June 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$25.8	$25.8	$13.8	$11.3	$(50.9)	$25.8
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(25.8)	(2.8)	—	—	28.6	—
Depreciation and amortization expense	—	24.5	5.5	37.5	(1.7)	65.8
Net loss on disposal of fixed assets	—	0.5	0.2	0.9	—	1.6
Stock-based compensation expense	—	1.5	—	—	—	1.5
Deferred income taxes	—	—	—	10.0	—	10.0
Changes in balance sheet items:
Accounts receivable, net	—	2.1	1.7	16.4	—	20.2
Inventories	—	1.2	(1.0)	2.6	—	2.8
Prepaid expenses and other current assets	—	7.3	(1.2)	(1.5)	—	4.6
Accounts payable	—	(0.4)	0.9	(5.4)	—	(4.9)
Accrued liabilities	—	(26.3)	1.5	2.9	—	(21.9)
Other, net	(1.1)	36.5	(17.3)	(40.1)	24.0	2.0
Net cash flow provided by (utilized for) operating activities	(1.1)	69.9	4.1	34.6	—	107.5
Investing Activities:
Capital expenditures	—	(12.6)	(3.8)	(28.9)	—	(45.3)
Increase in restricted cash	—	—	—	(0.1)	—	(0.1)
Net cash flow utilized for investing activities	—	(12.6)	(3.8)	(29.0)	—	(45.4)
Financing Activities:
Net repayments related to short-term debt	—	—	—	(2.9)	—	(2.9)
Repayments of borrowings under bank credit agreement	—	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options	1.1	—	—	—	—	1.1
Net cash flow provided by (utilized for) financing activities	1.1	(20.0)	—	(2.9)	—	(21.8)
Effect of foreign exchange rates on cash	—	—	—	1.9	—	1.9
Net increase in cash and cash equivalents	—	37.3	0.3	4.6	—	42.2
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5
End of Period	$—	$53.6	$0.3	$23.8	$—	$77.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Dade Behring Holdings’, Inc. 2003 Annual Report on Form 10-K contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended December 31, 2003. The following management’s discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2003 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known. Dade Behring Holdings, Inc. is also referred to as “we”, “us”, and “our” throughout this Form 10-Q.

Disclosure Regarding Forward-Looking Statements

To the extent that statements made by us relate to our future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, investments, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of the projected growth rates in our industry, the successful execution of our business plan, and the projected continuing demand for our products. Generally words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “predict,” “plan,” “potential,” “continue,” and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements. Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

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

Factors That Could Affect Future Results

Factors that could affect future results include, without limitation, competition, the effect of potential healthcare reform, changes in our business strategy or plans, changes in exchange rates, increases in the floating rate under the Credit Facility, changes in our policy regarding interest rate and currency movements and the availability of capital and trade credit to fund our business. Japan and Germany are currently undergoing health care reforms which could affect revenue and/or gross profit margins in those markets. We have, however, been increasing our market share in Germany which may partially offset any revenue or gross profit margin decreases. Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

We derive substantially all our revenue from manufacturing and marketing IVD products and services. We are organized functionally and have three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International and Global Operations. GCM-Americas and GCM-International are our sales and service organizations. For our reporting purposes, Americas includes North and South America. International includes sales and service results from all other continents. The gross profit margin for the two GCM segments is not materially different. Global Operations primarily includes all manufacturing and research and development activities, and accordingly does not recognize significant revenues. Global Operations functions as a cost center; consequently, a discussion of gross profit for each individual operating segment would not be meaningful. Global Operations does not incur a material amount of our marketing and administrative expense, but is responsible for virtually all research and development expense. Restructuring charges and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to the operating segments.

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

In the discussions below, we make comparisons on a “constant currency” basis, which is not a U.S. GAAP defined measure. We believe this measure provides for a meaningful analysis of the underlying activity, since it eliminates the effect of changes in foreign currency exchange rates. When making comparisons on a constant currency basis, we have calculated the change by comparing the applicable reported current year amount to the corresponding amount from the prior year in local currency translated at the foreign currency exchange rates for the current year. “Constant currency” as defined or presented by us may not be comparable to similarly titled measures reported by other companies.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Net Sales.   Net sales for the quarter ended June 30, 2004 totaled $388.6 million as compared to $361.7 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	June 30, 2004	June 30, 2003	% Change
GCM-Americas	$194.5	$185.1	5.1%
GCM-International	191.3	174.0	9.9%
Global Operations	2.8	2.6	7.7%
Total	$388.6	$361.7	7.4%

Adjusting for the favorable impact of foreign currency rate changes of $10.4 million, 2004 sales increased $16.5 million or 4.4% for the quarter. On a constant currency basis, sales increased $10.3 million or 5.6% in GCM-Americas and increased $6.7 million or 3.6% across GCM-International locations. On a geographic basis, constant currency sales growth was 4.4% in the U.S. and 4.5% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $14.9 million or 6.3% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $7.7 million or 12.6% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, offset by a $7.1 million or 41.5% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and, as a result, are expected to have declining sales over time.

Our worldwide installed base of instruments, an important indicator of future growth potential, grew 3.3% during the quarter ended June 30, 2004. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL and Dimension® Xpand® instruments as well as the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-500, BCT®, BCS® and PFA-100® instrument placements. For microbiology, new installations of our autoSCAN® and WalkAway® series of instruments continue to provide growth while the BEP®2000 instrument has been the primary contributor of installed base growth for the infectious disease product line. However, migration in the hospital laboratory from microtiter plate testing to immunoassay instruments has caused a slight overall decline in infectious disease product line reagent, consumables and service sales, which was offset by improved instrument sales in the quarter.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended June 30, 2004 increased $27.5 million to $220.0 million as compared to $192.5 million in the corresponding prior year period. On a constant currency basis, gross profit increased $20.6 million. Gross profit margin for the quarter ended June 30, 2004 was 56.6% as compared to 53.2% in the corresponding prior year period. The 3.4 percentage point margin improvement is attributable to 0.6 percentage points of favorable foreign currency changes and 2.8 percentage points of manufacturing cost efficiencies and favorable product mix. Our reagent, consumables and service revenue, which has a higher gross profit margin than instrument revenue, represented 90% of sales for the quarter as compared to 87% in the second quarter of 2003. Growth in immunoassay and other specialty tests, which typically earn a higher margin than routine tests, also contributed to the improved gross profit margin.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended June 30, 2004 increased $10.1 million to $131.1 million, or 33.7% of sales, as compared to $121.0 million, or 33.5% of sales, in the prior year period. Of the total increase, $3.5 million resulted from changes in foreign currency exchange rates and $2.3 million was due to incremental stock-based compensation expense, just over half of which related to the final grant of options under the 2002 Management Stock Option Plan. The remaining $4.3 million increase was primarily due to additional sales and distribution expenses associated with the higher sales.

Research and Development Expenses.   Research and development expenses for the quarter ended June 30, 2004 totaled $32.4 million (8.3% of sales) and were 6.2% higher than the prior year. On a constant currency basis, research and development expenses increased $1.3 million or 4.2% over the corresponding prior year period.

Income from Operations.   Income from operations for the quarter ended June 30, 2004 increased $15.5 million to $56.5 million compared to $41.0 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the quarter ended June 30, 2004 totaled $18.0 million, a $2.5 million reduction over the corresponding prior year period. The decrease is primarily due to lower borrowing levels and lower costs of borrowing. Partially offsetting the decrease is a $1.3 million acceleration in the amortization of debt issuance costs. We have had to accelerate this amortization as we have made early repayments on our bank borrowings.  If we continue to make early repayments, further acceleration of the amortization will be required.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the quarter ended June 30, 2004, we incurred losses of $2.1 million on the early redemption and purchases of our senior subordinated notes. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases. See “Liquidity and Capital Resources” section below for further discussion.

Income Taxes.   Income tax expense of $12.4 million, representing an effective rate of 36.4%, was recorded in the quarter ended June 30, 2004, as compared to $8.2 million, representing an effective tax rate of 35.3%, in the quarter ended June 30, 2003. The increase in the effective tax rate is primarily due to the mix in income by jurisdiction, which increased the need for certain valuation allowances.

Net Income.   The net income for the quarter ended June 30, 2004 was $21.7 million as compared to $15.0 million in the prior year, an increase of $6.7 million, or 44.7%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Six-months Ended June 30, 2004 Compared to Six-months Ended June 30, 2003

Net Sales.   Net sales for the six-months ended June 30, 2004 totaled $770.4 million as compared to $704.4 million in the corresponding prior year six-months.

Sales for each segment were as follows (in millions):

	Six-months Ended
	June 30, 2004	June 30, 2003	% Change
GCM-Americas	$385.4	$360.4	6.9%
GCM-International	379.3	339.0	11.9%
Global Operations	5.7	5.0	14.0%
Total	$770.4	$704.4	9.4%

Adjusting for the favorable impact of foreign currency rate changes of $36.2 million, 2004 sales increased $29.8 million or 4.0% for the six-months. On a constant currency basis, sales increased $25.1 million or 7.0% in GCM-Americas and increased $5.5 million or 1.5% across GCM-International locations. On a geographic basis, constant currency sales growth was 5.8% in the U.S. and 2.6% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $31.2 million or 6.7% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $14.3 million or 11.6% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, offset by a $14.2 million or 38.0% decrease in sales of mature products across all segments.

Our worldwide installed base of instruments grew 4.9% during the six-months ended June 30, 2004. Growth in the installed base of Dimension® RxL and Dimension® Xpand® instruments as well as the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-500, BCT®, BCS® and PFA-100® instrument placements. For microbiology, new installations of our autoSCAN® and WalkAway® series of instruments continue to provide growth while the BEP®2000 instrument has been the primary contributor of installed base growth for the infectious disease product line. However, migration in the hospital laboratory from microtiter plate testing to immunoassay instruments has caused an overall decline in infectious disease product line sales.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the six-months ended June 30, 2004 increased $53.4 million to $424.7 million as compared to $371.3 million in the corresponding prior year period. On a constant currency basis, gross profit increased $30.5 million. Gross profit margin for the six-months ended June 30, 2004 was 55.1% as compared to 52.7% in the corresponding prior year period. The 2.4 percentage point margin improvement is attributable to 0.6 percentage points of favorable foreign currency changes and 1.8 percentage points of manufacturing cost efficiencies and favorable product mix. Our reagent, consumables and service revenue, which has a higher gross profit margin than instrument revenue, represented 90% of sales for the six-months ended June 30, 2004 as compared to 88% in the corresponding prior year period. Growth in immunoassay and other specialty tests, which typically earn a higher margin than routine tests, also contributed to the improved gross profit margin.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the six-months ended June 30, 2004 increased $23.9 million to $258.5 million, or 33.6% of sales, as compared to $234.6 million, or 33.3% of sales, in the prior year period. Of the total increase, $11.8 million resulted from changes in foreign currency exchange rates and $2.2 million was due to incremental stock-based compensation expense. The remaining $9.9 million increase was primarily due to additional sales and distribution expenses associated with the higher sales.

Research and Development Expenses.   Research and development expenses for the six-months ended June 30, 2004 totaled $62.8 million (8.2% of sales) and were 11.5% higher than the prior year. On a constant currency basis, research and development expenses increased $4.3 million or 7.4% over the corresponding prior year period.

Income from Operations.   Income from operations for the six-months ended June 30, 2004 increased $23.0 million to $103.4 million compared to $80.4 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the six-months ended June 30, 2004 totaled $34.6 million, a $5.8 million reduction over the corresponding prior year period. The decrease is primarily due to lower borrowing levels and lower costs of borrowing. Partially offsetting the decrease is a $1.3 million acceleration in the amortization of debt issuance costs. We have had to accelerate this amortization as we have made early repayments on our bank borrowings. If we continue to make early repayments, further acceleration of the amortization will be required.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the six-months ended June 30, 2004, we incurred losses of $4.0 million on the early redemption and purchases of our senior subordinated notes. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases. See “Liquidity and Capital Resources” section below for further discussion.

Income Taxes.   Income tax expense of $22.8 million, representing an effective rate of 37.1%, was recorded in the six-months ended June 30, 2004, as compared to $15.0 million, representing an effective tax rate of 36.8%, in the six-months ended June 30, 2003. The increase in the effective tax rate is due to the mix in income by jurisdiction, which increased the need for certain valuation allowances.

Net Income.   The net income for the six-months ended June 30, 2004 was $38.7 million as compared to $25.8 million in the prior year, an increase of $12.9 million, or 50.0%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Liquidity and Capital Resources

For the six-months ended June 30, 2004, operating activities provided cash of $113.0 million compared to $107.5 million for the six-months ended June 30, 2003. The increase is primarily due to higher income from operations and lower interest payments. This is offset by a greater use of cash for working capital driven by less incremental accounts receivable factoring during 2004. At June 30, 2004, our factoring utilization totaled $128.3 million.

Net cash flow used for investing activities for the six-months ended June 30, 2004 was $56.1 million compared to $45.4 million for the six-months ended June 30, 2003. Substantially all investing cash flows are for capital expenditures. The increase in capital expenditures for 2004 as compared to 2003 is due primarily to an increase in the use of capital for placing more instruments at customers’ facilities and for product development and production activities.

Financing activities for the six-months ended June 30, 2004 used net cash of $102.4 million, versus $21.8 million for the six-months ended June 30, 2003. The increase is primarily due to $122.6 million of prepayments on borrowings in 2004 partially offset by proceeds from the exercise of stock options of $19.3 million and proceeds from the employee stock purchase plan of $4.6 million. We repaid $90.0 million of our bank debt during the six-months ended June 30, 2004 and repaid an additional $20 million in July 2004. We also redeemed or purchased $32.6 million of our senior subordinated notes during the six-months ended June 30, 2004. Of the $32.6 million of notes that we redeemed or purchased, $27.8 million of notes were redeemed pursuant to a program initiated in January 2004, whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem the notes. The remaining $4.8 million of notes were purchased in the open market. In August 2004, we intend to redeem an additional $2 million of our senior subordinated notes using proceeds from the exercise of stock options and the employee stock purchase plans. We will continue to either redeem notes under the redemption program or purchase notes in the open market as long as we deem that the economics are favorable to the Company.

Certain terms of our credit facility were amended in March 2004 (the “Fourth Amendment”). The Fourth Amendment resulted in an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 0.25% and continues to specify required ratings improvement for us to qualify for a step-down to lower interest rate margins. It also provides for a step-up to higher interest rate margins if our ratings deteriorate. The Fourth Amendment allows us to make up to $100 million of open market purchases of our senior subordinated notes. The amount of additional indebtedness we may incur as defined in the agreement was also increased to $100 million.

When selling instruments to our customers, we may enter into sales-type lease transactions. During the six-months ended June 30, 2004, we sold $12.4 million of lease receivables to a financial institution, which resulted in losses of $0.6 million. The losses are included in other expense on the accompanying statement of operations. Sales-type lease transactions with our customers have not represented a significant source of revenue, but are expected to increase over time. Accordingly, we also expect to sell greater amounts of lease receivables in future periods.

During the third quarter of 2004, we intend to contribute approximately $25 million to the U.S. pension plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2003 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 2003. No material changes in the Company’s market risk have occurred since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.   Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can therefore be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes to Internal Controls and Procedures for Financial Reporting.   During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s annual meeting of stockholders was held on May 26, 2004. Of the 42,309,664 common shares outstanding on March 30, 2004, a total of 40,485,887 were represented at the meeting in person or by proxy. Results of votes with respect to proposals submitted at the meeting are as follows:

(a)          To elect two nominees to serve as directors and to hold office for a term of three years or until their successors have been elected and qualified. Votes recorded by nominee are as follows:

		Against/
Nominee	For	Withheld
N. Leigh Anderson Ph.D	39,461,390	1,024,497
James G. Andress	39,389,787	1,096,100

(b)         To approve the Dade Behring 2004 Incentive Compensation Plan. Our stockholders voted to approve this proposal with 27,171,001 votes for and 9,042,376 votes against. There were 70,546 abstentions and 4,201,964 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

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

(b)         Reports on Form 8-K during the quarter ended June 30, 2004.

On May 3, 2004, Dade Behring Holdings, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Dade Behring Holdings, Inc. that reported the results of operations for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
	By:	/s/ John M. Duffey
John M. Duffey Senior Vice President and Chief Financial Officer
August 9, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
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