Form 10-Q
period 2004-09-30
DADE BEHRING HOLDINGS INC
filed 2004-11-02
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50010

DADE BEHRING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3989270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1717 Deerfield Road, Deerfield Illinois	60015 (Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding at October 28, 2004: 43,392,386.

DADE BEHRING HOLDINGS, INC.
SEPTEMBER 30, 2004 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$23.2	$79.5
Accounts receivable, net	295.2	293.6
Inventories	176.0	177.6
Prepaid expenses and other current assets	14.4	18.1
Deferred income taxes	1.0	1.0
Total current assets	509.8	569.8
Property, plant and equipment, net	418.9	427.7
Debt issuance costs, net	11.4	15.6
Deferred income taxes	15.3	7.9
Identifiable intangible assets, net	388.9	409.8
Goodwill	483.6	514.6
Other assets	28.1	25.9
Total assets	$1,856.0	$1,971.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$17.2	$4.8
Accounts payable	64.3	89.7
Accrued liabilities	259.0	257.2
Total current liabilities	340.5	351.7
Long-term debt	478.4	643.4
Deferred income taxes	106.5	108.2
Other liabilities	142.0	171.7
Total liabilities	1,067.4	1,275.0
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 65,000,000 shares authorized at September 30, 2004 and December 31, 2003; 43,158,162 and 41,411,506 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	0.4	0.4
Additional paid-in capital	718.9	686.1
Unearned stock-based compensation	(9.3)	(10.6)
Accumulated earnings (deficit)	55.4	(0.5)
Accumulated other comprehensive income	23.2	20.9
Total shareholders’ equity	788.6	696.3
Total liabilities and shareholders’ equity	$1,856.0	$1,971.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$369.4	$340.4
Cost of goods sold	167.0	159.1
Gross profit	202.4	181.3
Operating costs and expenses:
Marketing and administrative expenses	128.4	116.9
Research and development expenses	33.4	30.3
Income from operations	40.6	34.1
Other income (expense):
Interest expense	(15.1)	(19.1)
Interest income	0.7	0.6
Foreign exchange gain	—	0.1
Loss on redemption/purchase of senior subordinated notes	(0.3)	—
Other	(0.4)	(0.5)
Income before income tax expense	25.5	15.2
Income tax expense	8.3	5.4
Net income	17.2	9.8
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	5.5	4.0
Net gain (loss) on derivative instruments	(2.9)	2.4
Other comprehensive income, net of income tax	2.6	6.4
Comprehensive income	$19.8	$16.2
Basic net income per common share:	$0.40	$0.24
Diluted net income per common share:	$0.38	$0.23

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Nine-months Ended September 30, 2004	Nine-months Ended September 30, 2003
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$1,139.8	$1,044.8
Cost of goods sold	512.7	492.2
Gross profit	627.1	552.6
Operating costs and expenses:
Marketing and administrative expenses	386.9	351.5
Research and development expenses	96.2	86.6
Income from operations	144.0	114.5
Other income (expense):
Interest expense	(49.7)	(59.5)
Interest income	2.0	2.4
Foreign exchange loss	(4.2)	(0.3)
Loss on redemption/purchase of senior subordinated notes	(4.3)	—
Other	(0.8)	(1.1)
Income before income tax expense	87.0	56.0
Income tax expense	31.1	20.4
Net income	55.9	35.6
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(2.0)	24.2
Net gain (loss) on derivative instruments	4.3	(4.1)
Other comprehensive income, net of income tax	2.3	20.1
Comprehensive income	$58.2	$55.7
Basic net income per common share:	$1.31	$0.89
Diluted net income per common share:	$1.24	$0.85

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(unaudited)
(Dollars in millions, except share-related data)

	Common Stock		Additional Paid-in	Unearned Stock-Based	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Income	Equity
Balance at December 31, 2003	41,411,506	$0.4	$686.1	$(10.6)	$(0.5)	$20.9	$696.3
Net income	—	—	—	—	55.9	—	55.9
Issuance of stock — employee stock purchase program	159,938	—	4.6	—	—	—	4.6
Issuance of stock options	—	—	3.9	(3.9)	—	—	—
Exercise of stock options	1,586,718	—	24.3	—	—	—	24.3
Amortization of unearned stock-based compensation	—	—	—	5.2	—	—	5.2
Net gain on derivative instruments, net of income tax	—	—	—	—	—	4.3	4.3
Foreign currency translation adjustment, net of income tax	—	—	—	—	—	(2.0)	(2.0)
Balance at September 30, 2004	43,158,162	$0.4	$718.9	$(9.3)	$55.4	$23.2	$788.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine-months Ended September 30, 2004	Nine-months Ended September 30, 2003
	(unaudited)	(unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$55.9	$35.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	113.5	99.7
Net loss on disposal of fixed assets	1.7	2.4
Stock-based compensation expense	5.2	1.5
Deferred income taxes	22.0	14.6
Changes in balance sheet items:
Accounts receivable, net	(3.0)	32.2
Inventories	(0.1)	(1.4)
Prepaid expenses and other current assets	3.6	1.6
Accounts payable	(24.4)	(5.1)
Accrued liabilities	0.1	2.5
Other, net	(18.2)	(17.6)
Net cash flow provided by operating activities	156.3	166.0
Investing Activities:
Capital expenditures	(88.4)	(71.5)
Decrease in restricted cash	—	5.6
Net cash flow utilized for investing activities	(88.4)	(65.9)
Financing Activities:
Net borrowings (repayments) related to short-term debt	12.3	(2.7)
Repayments of borrowings under bank credit agreement	(130.0)	(75.4)
Redemption/purchase of senior subordinated notes	(34.6)	—
Payment of debt issuance costs	(0.3)	—
Proceeds from exercise of stock options	24.3	4.9
Proceeds from employee stock purchase plan	4.6	—
Net cash flow utilized for financing activities	(123.7)	(73.2)
Effect of foreign exchange rates on cash	(0.5)	3.8
Net increase (decrease) in cash and cash equivalents	(56.3)	30.7
Cash and Cash Equivalents:
Beginning of Period	79.5	35.5
End of Period	$23.2	$66.2

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

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2003 consolidated financial statements of the Company included in the Company’s 2003 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and nine-months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003
Net income	$17.2	$9.8
Weighted average outstanding common shares
Basic	43,080,288	40,151,384
Effect of dilutive securities (stock options)	2,625,329	2,119,532
Diluted	45,705,617	42,270,916
Basic net income per share	$0.40	$0.24
Diluted net income per share	$0.38	$0.23

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

	Nine-months Ended September 30, 2004	Nine-months Ended September 30, 2003
Net income	$55.9	$35.6
Weighted average outstanding common shares
Basic	42,580,151	40,053,852
Effect of dilutive securities (stock options)	2,674,588	1,659,290
Diluted	45,254,739	41,713,142
Basic net income per share	$1.31	$0.89
Diluted net income per share	$1.24	$0.85

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

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003
	(in millions, except per share data)
Net income available for common stock as reported	$17.2	$9.8
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1.0	0.0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.0)	(1.2)
Pro forma net income	$16.2	$8.6
Basic as reported	$0.40	$0.24
Basic pro forma	$0.38	$0.21
Diluted as reported	$0.38	$0.23
Diluted pro forma	$0.35	$0.20

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

	Nine-months Ended September 30, 2004	Nine-months Ended September 30, 2003
	(in millions, except per share data)
Net income available for common stock as reported	$55.9	$35.6
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	3.3	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6.6)	(4.9)
Pro forma net income	$52.6	$31.6
Basic as reported	$1.31	$0.89
Basic pro forma	$1.24	$0.79
Diluted as reported	$1.24	$0.85
Diluted pro forma	$1.16	$0.77

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

	September 30, 2004	December 31, 2003
Raw materials	$25.8	$27.1
Work-in-process	32.3	41.2
Finished products	117.9	109.3
Total inventories	$176.0	$177.6

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		September 30, 2004			December 31, 2003
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	129.7	$(26.7)	103.0	130.7	$(16.8)	113.9
Developed technology	6 to 10	132.1	(38.5)	93.6	133.5	(24.3)	109.2
Internally developed software	6 to 11	56.0	(12.1)	43.9	42.6	(5.8)	36.8
Patents	9 to 11	17.5	(4.1)	13.4	17.5	(2.6)	14.9
		$470.3	$(81.4)	$388.9	$459.3	$(49.5)	$409.8

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

4.   Identifiable Intangible Assets (Continued)

Amortization expense totaled $11.7 million and $9.5 million for the quarters ended September 30, 2004 and 2003, respectively, and $31.8 million and $28.4 million for the nine-months ended September 30, 2004 and 2003, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2004 through 2008 is as follows: $42.3 million, $41.8 million, $40.2 million, $39.1 million and $35.2 million, respectively.

5.   Sale of Lease Receivables

When selling instruments to its customers, the Company may enter into sales-type lease transactions. The resulting short-term and long-term portions of lease receivables are components of other current assets and other assets, respectively, on the accompanying balance sheet. During the quarter and nine-months ended September 30, 2004, the Company sold $10.0 million and $22.4 million, respectively, of lease receivables to a financial institution, which resulted in losses of $0.3 million and $0.8 million, respectively. The losses are included in other expense on the accompanying statements of operations.

6.   Retirement Programs

The components of net periodic benefit cost recognized were as follows:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003
Service cost	$3.2	$3.0
Interest cost	3.6	3.5
Expected return on plan assets	(2.8)	(2.4)
Recognized net actuarial loss	0.1	—
Net periodic benefit cost	$4.1	$4.1

	Nine-months Ended September 30, 2004	Nine-months Ended September 30, 2003
Service cost	$9.6	$9.0
Interest cost	11.0	10.3
Expected return on plan assets	(8.5)	(7.1)
Recognized net actuarial loss	0.3	—
Net periodic benefit cost	$12.4	$12.2

During the third quarter of 2004, the Company contributed $25.6 million to the U.S. pension plans.

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

7.   Debt (Continued)

The amount of additional indebtedness the Company may incur as defined in this agreement was also increased to $100 million.

During the quarter and nine-months ended September 30, 2004, the Company redeemed $2.0 million and $29.8 million of its senior subordinated notes, respectively. These redemptions were made in connection with a program initiated in January 2004, whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem the notes. During the nine-months ended September 30, 2004, the Company also purchased $4.8 million of notes in the open market (all were purchased in the second quarter). In conjunction with these redemption and purchase transactions, the Company incurred losses of $0.3 million and $4.3 million during the quarter and nine-months ended September 30, 2004, respectively. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases.

8.   Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing IVD products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International, and Global Operations. GCM-Americas and GCM-International are the Company’s sales and service organizations. For the Company’s reporting purposes, Americas includes North and South America. The United States comprises approximately ninety percent of the Americas segment’s revenues. International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues.

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information (Continued)

Revenue by segment for the quarters and nine-months ended September 30, 2004 and 2003 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter Ended September 30, 2004
Revenue from external customers:
Core Chemistry	$131.1	$103.6	$—	$234.7
Hemostasis	28.4	35.8	—	64.2
Microbiology	24.8	15.1	—	39.9
Infectious Disease	1.4	19.8	—	21.2
Mature Products/Other	3.6	3.0	2.8	9.4
Total	$189.3	$177.3	$2.8	$369.4
Quarter Ended September 30, 2003
Revenue from external customers:
Core Chemistry	$124.1	$88.0	$—	$212.1
Hemostasis	24.6	30.5	—	55.1
Microbiology	24.2	14.1	—	38.3
Infectious Disease	1.0	18.5	—	19.5
Mature Products/Other	5.5	7.0	2.9	15.4
Total	$179.4	$158.1	$2.9	$340.4
Nine-months Ended September 30, 2004
Revenue from external customers:
Core Chemistry	$402.7	$329.2	$—	$731.9
Hemostasis	88.9	113.8	—	202.7
Microbiology	68.3	42.4	—	110.7
Infectious Disease	3.7	58.3	—	62.0
Mature Products/Other	11.1	12.9	8.5	32.5
Total	$574.7	$556.6	$8.5	$1,139.8
Nine-months Ended September 30, 2003
Revenue from external customers:
Core Chemistry	$378.1	$280.4	$—	$658.5
Hemostasis	73.6	98.1	—	171.7
Microbiology	66.5	39.3	—	105.8
Infectious Disease	2.4	56.1	—	58.5
Mature Products/Other	18.1	23.2	9.0	50.3
Total	$538.7	$497.1	$9.0	$1,044.8

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information (Continued)

Earnings before interest and income tax (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax. Financial information by segment for the quarters and nine-months ended September 30, 2004 and 2003 is summarized as follows (in millions):

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003
Depreciation and amortization
GCM-Americas	$6.0	$5.8
GCM-International	14.6	13.2
Global Operations	14.6	12.0
Total Segment depreciation and amortization	35.2	31.0
All Other(1) depreciation and amortization	3.3	2.9
Total	$38.5	$33.9
Segment EBIT
GCM-Americas	$73.0	$68.7
GCM-International	55.0	46.7
Global Operations	(67.4)	(63.8)
Total Segment EBIT	60.6	51.6
All Other(1) EBIT	(20.7)	(17.9)
Less: interest expense, net	(14.4)	(18.5)
Income before income tax expense	$25.5	$15.2

	Nine-months Ended September 30, 2004	Nine-months Ended September 30, 2003
Depreciation and amortization
GCM-Americas	$18.3	$16.9
GCM-International	43.3	39.1
Global Operations	41.8	35.4
Total Segment depreciation and amortization	103.4	91.4
All Other(1) depreciation and amortization	10.1	8.3
Total	$113.5	$99.7
Segment EBIT
GCM-Americas	$225.9	$206.0
GCM-International	185.2	155.9
Global Operations	(202.2)	(180.9)
Total Segment EBIT	208.9	181.0
All Other(1) EBIT	(74.2)	(67.9)
Less: interest expense, net	(47.7)	(57.1)
Income before income tax expense	$87.0	$56.0

(1)   Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, and certain intercompany transactions and eliminations.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information (Continued)

Goodwill at December 31, 2003 aggregated $514.6 million. The amount of goodwill allocated to each segment at December 31, 2003 was $386.6 million for Global Operations and $128.0 for GCM-Americas. Goodwill at September 30, 2004 aggregated $483.6 million. The amount of goodwill allocated to each segment at September 30, 2004 was $363.3 million for Global Operations and $120.3 for GCM-Americas. The change in goodwill balances during the first nine months of 2004 are due to reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. In accordance with SOP 90-7, such reductions were credited first to goodwill.

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Balance Sheet
September 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$3.2	$0.2	$19.8	$—	$23.2
Accounts receivable, net	—	94.6	1.4	199.2	—	295.2
Inventories	—	92.6	0.8	103.5	(20.9)	176.0
Prepaid expenses and other current assets	—	9.8	—	4.6	—	14.4
Deferred income taxes	—	—	—	1.0	—	1.0
Total current assets	—	200.2	2.4	328.1	(20.9)	509.8
Property, plant and equipment, net	—	184.3	—	251.1	(16.5)	418.9
Debt issuance costs, net	—	11.4	—	—	—	11.4
Deferred income taxes	—	0.5	—	14.8	—	15.3
Identifiable intangible assets, net	—	277.9	—	126.6	(15.6)	388.9
Goodwill	—	400.6	—	83.0	—	483.6
Other assets	(0.4)	16.6	5.7	6.2	—	28.1
Intercompany assets	541.1	688.4	25.4	8.6	(1,263.5)	—
Investments in affiliates	707.3	254.9	—	—	(962.2)	—
Total assets	$1,248.0	$2,034.8	$33.5	$818.4	$(2,278.7)	$1,856.0
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$—	$—	$17.2	$—	$17.2
Accounts payable	—	33.2	—	31.1	—	64.3
Accrued liabilities	—	119.8	1.0	138.2	—	259.0
Total current liabilities	—	153.0	1.0	186.5	—	340.5
Long-term debt	—	478.4	—	—	—	478.4
Deferred income taxes	—	63.8	—	42.7	—	106.5
Other liabilities	—	57.2	3.0	81.8	—	142.0
Intercompany liabilities	459.4	575.1	15.3	213.7	(1,263.5)	—
Total liabilities	459.4	1,327.5	19.3	524.7	(1,263.5)	1,067.4
Total shareholders’ equity	788.6	707.3	14.2	293.7	(1,015.2)	788.6
Total liabilities and shareholders’ equity	$1,248.0	$2,034.8	$33.5	$818.4	$(2,278.7)	$1,856.0

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Operations
Quarter Ended September 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$216.6	$14.6	$202.7	$(64.5)	$369.4
Cost of goods sold	—	109.2	6.1	116.3	(64.6)	167.0
Gross profit	—	107.4	8.5	86.4	0.1	202.4
Operating costs and expenses:
Marketing and administrative expenses	—	63.6	0.3	64.5	—	128.4
Research and development expenses	—	24.0	—	9.4	—	33.4
Income from operations	—	19.8	8.2	12.5	0.1	40.6
Other income (expense):
Interest expense	—	(13.0)	—	(3.1)	1.0	(15.1)
Interest income	—	1.6	—	0.1	(1.0)	0.7
Loss on redemption/purchase of senior subordinated notes	—	(0.3)	—	—	—	(0.3)
Other, primarily intercompany charges	—	(6.0)	(0.3)	(0.5)	6.4	(0.4)
Income before income tax expense and equity in earnings of unconsolidated subsidiaries	—	2.1	7.9	9.0	6.5	25.5
Income tax expense	—	6.1	—	2.2	—	8.3
Income before equity in earnings of unconsolidated subsidiaries	—	(4.0)	7.9	6.8	6.5	17.2
Equity in earnings of unconsolidated subsidiaries	17.2	21.2	—	—	(38.4)	—
Net income	$17.2	$17.2	$7.9	$6.8	$(31.9)	$17.2

Condensed Consolidating Statement of Operations
Nine-months Ended September 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$692.8	$27.0	$631.3	$(211.3)	$1,139.8
Cost of goods sold	—	348.3	11.5	357.0	(204.1)	512.7
Gross profit	—	344.5	15.5	274.3	(7.2)	627.1
Operating costs and expenses:
Marketing and administrative expenses	—	190.6	0.9	195.4	—	386.9
Research and development expenses	—	68.2	—	28.0	—	96.2
Income from operations	—	85.7	14.6	50.9	(7.2)	144.0
Other income (expense):
Interest expense	—	(42.1)	—	(11.8)	4.2	(49.7)
Interest income	—	5.9	—	0.3	(4.2)	2.0
Foreign exchange loss	—	(4.2)	—	—	—	(4.2)
Loss on redemption/purchase of senior subordinated notes	—	(4.3)	—	—	—	(4.3)
Other, primarily intercompany charges	—	(8.3)	(0.8)	(8.3)	16.6	(0.8)
Income before income tax expense and equity in earnings of unconsolidated subsidiaries	—	32.7	13.8	31.1	9.4	87.0
Income tax expense	—	20.5	—	10.6	—	31.1
Income before equity in earnings of unconsolidated subsidiaries	—	12.2	13.8	20.5	9.4	55.9
Equity in earnings of unconsolidated subsidiaries	55.9	43.7	—	—	(99.6)	—
Net income	$55.9	$55.9	$13.8	$20.5	$(90.2)	$55.9

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Operations
Quarter Ended September 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$172.3	$56.6	$179.2	$(67.7)	$340.4
Cost of goods sold	—	92.9	28.5	106.6	(68.9)	159.1
Gross profit	—	79.4	28.1	72.6	1.2	181.3
Operating costs and expenses:
Marketing and administrative expenses	—	59.5	2.9	54.5	—	116.9
Research and development expenses	—	12.0	2.6	15.7	—	30.3
Income from operations	—	7.9	22.6	2.4	1.2	34.1
Other income (expense):
Interest expense	—	(17.4)	—	(6.1)	4.4	(19.1)
Interest income	—	2.4	—	2.6	(4.4)	0.6
Foreign exchange gain	—	0.1	—	—	—	0.1
Other, primarily intercompany charges	—	11.7	(13.7)	2.5	(1.0)	(0.5)
Income before income tax expense (benefit) and equity in earnings of unconsolidated subsidiaries	—	4.7	8.9	1.4	0.2	15.2
Income tax expense (benefit)	—	0.4	—	(13.4)	18.4	5.4
Income before equity in earnings of unconsolidated subsidiaries	—	4.3	8.9	14.8	(18.2)	9.8
Equity in earnings of unconsolidated subsidiaries	9.8	5.5	—	—	(15.3)	—
Net income	$9.8	$9.8	$8.9	$14.8	$(33.5)	$9.8

Condensed Consolidating Statement of Operations
Nine-months Ended September 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$526.9	$165.8	$557.3	$(205.2)	$1,044.8
Cost of goods sold	—	284.7	86.8	318.3	(197.6)	492.2
Gross profit	—	242.2	79.0	239.0	(7.6)	552.6
Operating costs and expenses:
Marketing and administrative expenses	—	176.7	8.5	166.3	—	351.5
Research and development expenses	—	41.3	7.4	37.9	—	86.6
Income from operations	—	24.2	63.1	34.8	(7.6)	114.5
Other income (expense):
Interest expense	—	(53.0)	—	(15.8)	9.3	(59.5)
Interest income	—	7.5	0.1	4.1	(9.3)	2.4
Foreign exchange loss	—	(0.3)	—	—	—	(0.3)
Other, primarily intercompany charges	—	48.4	(40.5)	(8.1)	(0.9)	(1.1)
Income before income tax expense (benefit) and equity in earnings of unconsolidated subsidiaries	—	26.8	22.7	15.0	(8.5)	56.0
Income tax expense (benefit)	—	(0.5)	—	(11.1)	32.0	20.4
Income before equity in earnings of unconsolidated subsidiaries	—	27.3	22.7	26.1	(40.5)	35.6
Equity in earnings of unconsolidated subsidiaries	35.6	8.3	—	—	(43.9)	—
Net income	$35.6	$35.6	$22.7	$26.1	$(84.4)	$35.6

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Nine-months Ended September 30, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$55.9	$55.9	$13.8	$20.5	$(90.2)	$55.9
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(55.9)	(43.7)	—	—	99.6	—
Depreciation and amortization expense	—	52.5	—	65.4	(4.4)	113.5
Net loss on disposal of fixed assets	—	0.6	—	1.1	—	1.7
Stock-based compensation expense	—	5.2	—	—	—	5.2
Deferred income taxes	—	—	—	22.0	—	22.0
Changes in balance sheet items:
Accounts receivable, net	—	2.7	(1.7)	(4.0)	—	(3.0)
Inventories	—	(2.1)	(0.7)	2.7	—	(0.1)
Prepaid expenses and other current assets	—	—	—	3.6	—	3.6
Accounts payable	—	(8.0)	—	(16.4)	—	(24.4)
Accrued liabilities	—	(14.5)	1.0	13.6	—	0.1
Other, net	(28.9)	104.5	(12.2)	(76.6)	(5.0)	(18.2)
Net cash flow provided by (utilized for) operating activities	(28.9)	153.1	0.2	31.9	—	156.3
Investing Activities:
Capital expenditures	—	(36.2)	—	(52.2)	—	(88.4)
Net cash flow utilized for investing activities	—	(36.2)	—	(52.2)	—	(88.4)
Financing Activities:
Net borrowings related to short-term debt	—	—	—	12.3	—	12.3
Repayments of borrowings under bank credit agreement	—	(130.0)	—	—	—	(130.0)
Redemption/purchase of senior subordinated notes	—	(34.6)	—	—	—	(34.6)
Payment of debt issuance costs	—	(0.3)	—	—	—	(0.3)
Proceeds from exercise of stock options	24.3	—	—	—	—	24.3
Proceeds from employee stock purchase plan	4.6	—	—	—	—	4.6
Net cash flow provided by (utilized for) financing activities	28.9	(164.9)	—	12.3	—	(123.7)
Effect of foreign exchange rates on cash	—	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	—	(48.0)	0.2	(8.5)	—	(56.3)
Cash and Cash Equivalents:
Beginning of Period	—	51.2	—	28.3	—	79.5
End of Period	$—	$3.2	$0.2	$19.8	$—	$23.2

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)(Continued)

9.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Nine-months Ended September 30, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$35.6	$35.6	$22.7	$26.1	$(84.4)	$35.6
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(35.6)	(8.3)	—	—	43.9	—
Depreciation and amortization expense	—	37.2	8.4	56.8	(2.7)	99.7
Net loss on disposal of fixed assets	—	0.7	0.3	1.4	—	2.4
Stock-based compensation expense	—	1.5	—	—	—	1.5
Deferred income taxes	—	—	—	14.6	—	14.6
Changes in balance sheet items:
Accounts receivable, net	—	(2.0)	1.4	32.8	—	32.2
Inventories	—	—	(0.8)	(0.6)	—	(1.4)
Prepaid expenses and other current assets	—	4.4	(0.8)	(2.0)	—	1.6
Accounts payable	—	0.8	(0.6)	(5.3)	—	(5.1)
Accrued liabilities	—	(11.3)	1.5	12.3	—	2.5
Other, net	(4.9)	33.8	(25.8)	(63.9)	43.2	(17.6)
Net cash flow provided by (utilized for) operating activities	(4.9)	92.4	6.3	72.2	—	166.0
Investing Activities:
Capital expenditures	—	(20.2)	(6.0)	(45.3)	—	(71.5)
Increase in restricted cash	—	—	—	5.6	—	5.6
Net cash flow utilized for investing activities	—	(20.2)	(6.0)	(39.7)	—	(65.9)
Financing Activities:
Net repayments related to short-term debt	—	—	—	(2.7)	—	(2.7)
Repayments of borrowings under bank credit agreement	—	(75.4)	—	—	—	(75.4)
Proceeds from exercise of stock options	4.9	—	—	—	—	4.9
Net cash flow provided by (utilized for) financing activities	4.9	(75.4)	—	(2.7)	—	(73.2)
Effect of foreign exchange rates on cash	—	—	—	3.8	—	3.8
Net increase (decrease) in cash and cash equivalents	—	(3.2)	0.3	33.6	—	30.7
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5
End of Period	$—	$13.1	$0.3	$52.8	$—	$66.2

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)(Continued)

10.   Subsequent Events

In October 2004, the Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 became law. This legislation provides for a number of changes in tax laws. In accordance with SFAS No. 109, “Accounting for Income Taxes,” effects of this new legislation will be reflected in the Company’s financial statements beginning in the period of their enactment, October 2004. Management is presently reviewing this new legislation to determine the impacts on the Company and its operations.

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

Factors That Could Affect Future Results

Factors that could affect future results include, without limitation, competition, the effect of potential healthcare reform, changes in our business strategy or plans, changes in foreign currency exchange rates, increases in the floating interest rate under the Credit Facility, changes in our policy regarding interest rate and currency movements and the availability of capital and trade credit to fund our business. Japan and Germany are currently undergoing health care reforms which could affect revenue and/or gross profit margins in those markets. We have, however, been increasing our market share in Germany which may partially offset any revenue or gross profit margin decreases.

Factors that could affect future results also include a potential risk related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 Rules”). At December 31, 2004, our system of internal controls must comply with the requirements of Section 404 Rules. We are currently undergoing a comprehensive effort to document and test our internal controls and confirm that such controls are designed appropriately and operating effectively. Because of the proximity of the Section 404 Rules compliance date, if changes to our system of internal controls are initiated incident to either the review and testing by management or the attestation by our auditors, there may be insufficient time to test the effectiveness of the revised internal controls prior to reporting fiscal year 2004 financial results. If we are unable to timely conclude on the effectiveness of our system of internal controls under the Section 404 Rules, or if we must disclose material weaknesses related to our system of internal controls, investor confidence in our internal controls over financial reporting could be damaged and cause our stock price to decline.

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

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Net Sales.   Net sales for the quarter ended September 30, 2004 totaled $369.4 million as compared to $340.4 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	September 30, 2004	September 30, 2003	% Change
GCM-Americas	$189.3	$179.4	5.5%
GCM-International	177.3	158.1	12.1%
Global Operations	2.8	2.9	-3.4%
Total	$369.4	$340.4	8.5%

Adjusting for the favorable impact of foreign currency rate changes of $12.5 million, 2004 sales increased $16.5 million or 4.7% for the quarter. On a constant currency basis, sales increased $9.8 million or 5.5% in GCM-Americas and increased $6.9 million or 4.0% across GCM-International locations. On a geographic basis, constant currency sales growth was 4.0% in the U.S. and 5.2% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $15.9 million or 7.3% increase in core chemistry sales primarily driven by strong Dimension® product sales in the Americas and Europe. The growth can also be attributed in part to a $6.5 million or 11.3% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, offset by a $6.8 million or 41.9% decrease in sales of mature products across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and, as a result, are expected to have declining sales over time.

Our worldwide installed base of instruments, an important indicator of future growth potential, grew 1.8% during the quarter ended September 30, 2004. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Continuing growth in the installed base of Dimension® RxL and Dimension® Xpand® instruments as well as the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-560, BCT®, BCS® and PFA-100® instrument placements. For microbiology, new installations of our autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended September 30, 2004 increased $21.1 million to $202.4 million as compared to $181.3 million in the corresponding prior year period. On a constant currency basis, gross profit increased $13.8 million. Gross profit margin for the quarter ended September 30, 2004 was 54.8% as compared to 53.3% in the corresponding prior year period. The 1.5 percentage point margin improvement is attributable to 0.2 percentage points of favorable foreign currency changes and 1.3 percentage points of manufacturing cost efficiencies and favorable product mix. Our reagent, consumables and service revenue, which has a higher gross profit margin than instrument revenue, represented 91% of sales for the quarter as compared to 90% in the third quarter of 2003. Growth in immunoassay and other specialty tests, which typically earn a higher margin than routine tests, also contributed to the improved gross profit margin.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended September 30, 2004 increased $11.5 million to $128.4 million, or 34.8% of sales, as compared to $116.9 million, or 34.3% of sales, in the prior year period. Of the total increase, $4.3 million resulted from changes in foreign currency exchange rates, $1.5 million was due to incremental stock-based compensation expense, and $0.8 million was due to incremental costs associated with our Section 404 Rules compliance efforts. We will incur additional compliance related costs in the fourth quarter. The remaining $4.9 million increase was mostly due to additional sales and distribution expenses associated with the higher sales as well as costs to build our sales and marketing infrastructure for the Dimension VistaTM.

Research and Development Expenses.   Research and development expenses for the quarter ended September 30, 2004 totaled $33.4 million (9.0% of sales) and were 10.2% higher than the prior year. On a constant currency basis, research and development expenses increased $1.8 million or 5.7% over the corresponding prior year period.

Income from Operations.   Income from operations for the quarter ended September 30, 2004 increased $6.5 million to $40.6 million compared to $34.1 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the quarter ended September 30, 2004 totaled $15.1 million, a $4.0 million reduction over the corresponding prior year period. The decrease is primarily due to lower borrowing levels and lower costs of borrowing. Partially offsetting the decrease is a $0.5 million acceleration in the amortization of debt issuance costs. We have accelerated this amortization since we have made early repayments on our bank borrowings. If we continue to make early repayments, further acceleration of the amortization will be required.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the quarter ended September 30, 2004, we incurred losses of $0.3 million on the early redemption and purchases of our senior subordinated notes. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases. See “Liquidity and Capital Resources” section below for further discussion.

Income Taxes.   Income tax expense of $8.3 million, representing an effective rate of 32.5%, was recorded in the quarter ended September 30, 2004, as compared to $5.4 million, representing an effective tax rate of 35.4%, in the quarter ended September 30, 2003. The decrease in the effective tax rate is primarily due to the changes in certain valuation allowances and the mix in income by jurisdiction.

Net Income.   The net income for the quarter ended September 30, 2004 was $17.2 million as compared to $9.8 million in the prior year, an increase of $7.4 million, or 75.5%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Nine-months Ended September 30, 2004 Compared to Nine-months Ended September 30, 2003

Net Sales.   Net sales for the nine-months ended September 30, 2004 totaled $1,139.8 million as compared to $1,044.8 million in the corresponding prior year nine-months.

Sales for each segment were as follows (in millions):

	Nine-months Ended
	September 30, 2004	September 30, 2003	% Change
GCM-Americas	$574.7	$538.7	6.7%
GCM-International	556.6	497.1	12.0%
Global Operations	8.5	9.0	-5.6%
Total	$1,139.8	$1,044.8	9.1%

Adjusting for the favorable impact of foreign currency rate changes of $48.7 million, 2004 sales increased $46.3 million or 4.2% for the nine-months. On a constant currency basis, sales increased $35.0 million or 6.5% in GCM-Americas and increased $12.4 million or 2.3% across GCM-International locations. On a geographic basis, constant currency sales growth was 5.6% in the U.S. and 3.1% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $47.1 million or 6.9% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $20.9 million or 11.5% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, offset by a $21.0 million or 39.2% decrease in sales of mature products across all segments.

Our worldwide installed base of instruments grew 6.9% during the nine-months ended September 30, 2004. Growth in the installed base of Dimension® RxL and Dimension® Xpand® instruments as well as the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-560, BCT®, BCS® and PFA-100® instrument placements. For microbiology, new installations of our autoSCAN® and WalkAway® series of instruments continue to provide growth. Since September 30, 2003, our worldwide installed base of instruments grew 8.7%.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the nine-months ended September 30, 2004 increased $74.5 million to $627.1 million as compared to $552.6 million in the corresponding prior year period. On a constant currency basis, gross profit increased $44.4 million. Gross profit margin for the nine-months ended September 30, 2004 was 55.0% as compared to 52.9% in the corresponding prior year period. The 2.1 percentage point margin improvement is attributable to 0.4 percentage points of favorable foreign currency changes and 1.7 percentage points of manufacturing cost efficiencies and favorable product mix. Our reagent, consumables and service revenue, which has a higher gross profit margin than instrument revenue, represented 90% of sales for the nine-months ended September 30, 2004 as compared to 89% in the corresponding prior year period. Growth in immunoassay and other specialty tests, which typically earn a higher margin than routine tests, also contributed to the improved gross profit margin.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the nine-months ended September 30, 2004 increased $35.4 million to $386.9 million, or 33.9% of sales, as compared to $351.5 million, or 33.6% of sales, in the prior year period. Of the total increase, $16.1 million resulted from changes in foreign currency exchange rates, $3.7 million was due to incremental stock-based compensation expense, and $0.8 million was due to incremental costs associated with our Section 404 Rules compliance efforts. We will incur additional compliance related costs in the fourth quarter. The remaining $14.8 million increase was mostly due to additional sales and distribution expenses associated with the higher sales as well as costs to build our sales and marketing infrastructure for the Dimension VistaTM.

Research and Development Expenses.   Research and development expenses for the nine-months ended September 30, 2004 totaled $96.2 million (8.4% of sales) and were 11.1% higher than the prior year. On a constant currency basis, research and development expenses increased $6.0 million or 6.7% over the corresponding prior year period.

Income from Operations.   Income from operations for the nine-months ended September 30, 2004 increased $29.5 million to $144.0 million compared to $114.5 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the nine-months ended September 30, 2004 totaled $49.7 million, a $9.8 million reduction over the corresponding prior year period. The decrease is primarily due to lower borrowing levels and lower costs of borrowing. Partially offsetting the decrease is a $1.8 million acceleration in the amortization of debt issuance costs. We have accelerated this amortization since we have made early repayments on our bank borrowings. If we continue to make early repayments, further acceleration of the amortization will be required.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the nine-months ended September 30, 2004, we incurred losses of $4.3 million on the early redemption and purchases of our senior subordinated notes. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases. See “Liquidity and Capital Resources” section below for further discussion.

Income Taxes.   Income tax expense of $31.1 million, representing an effective rate of 35.7%, was recorded in the nine-months ended September 30, 2004, as compared to $20.4 million, representing an effective tax rate of 36.4%, in the nine-months ended September 30, 2003. The decrease in the effective tax rate is primarily due to the changes in certain valuation allowances and the mix in income by jurisdiction.

Net Income.   The net income for the nine-months ended September 30, 2004 was $55.9 million as compared to $35.6 million in the prior year, an increase of $20.3 million, or 57.0%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Liquidity and Capital Resources

For the nine-months ended September 30, 2004, operating activities provided cash of $156.3 million compared to $166.0 million for the nine-months ended September 30, 2003. The decrease is primarily a result of working capital changes in accounts receivable and accounts payable. The smaller change in accounts receivable during 2004 as compared to 2003 was driven by less incremental international accounts receivable factoring during 2004. On a constant currency basis, our utilization of factoring facilities increased by $13.4 million to $133.8 million for the nine months ended September 30, 2004, compared to an increase of $41.9 million to $122.2 million for the same period in 2003. The decrease in accounts payable in 2004 was attributable to timing of cash disbursements. The working capital decreases were partially offset by higher depreciation and amortization expense and an increase in deferred income taxes. Year-to-date, we contributed $25.6 million to the U.S. pension plans in 2004, as compared to $13.7 million in 2003.  All contributions have been made in the third quarters of the respective years.

Net cash flow used for investing activities for the nine-months ended September 30, 2004 was $88.4 million compared to $65.9 million for the nine-months ended September 30, 2003. Substantially all investing cash flows are for capital expenditures. The increase in capital expenditures for 2004 as compared to 2003 is due primarily to an increase in the use of capital for placing more instruments at customers’ facilities and for product development and production activities.

Financing activities for the nine-months ended September 30, 2004 used net cash of $123.7 million, versus $73.2 million for the nine-months ended September 30, 2003. The increase in cash used is primarily due to $164.6 million of prepayments on borrowings in 2004, partially offset by proceeds from the exercise of stock options of $24.3 million and proceeds from the employee stock purchase plan of $4.6 million. We repaid $130.0 million of our bank debt during the nine-months ended September 30, 2004. We also redeemed or purchased $34.6 million of our senior subordinated notes during the nine-months ended September 30, 2004. Of the $34.6 million of notes that we redeemed or purchased, $29.8 million of notes were redeemed pursuant to a program initiated in January 2004, whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem the notes. The remaining $4.8 million of notes were purchased in the open market. In October 2004, we redeemed an additional $2.3 million of our senior subordinated notes and we intend to redeem $3.3 million during November 2004 using proceeds from the exercise of stock options and the employee stock purchase plans. We will continue to either redeem notes under the redemption program or purchase notes in the open market as long as we deem that the economics are favorable to the Company.

Certain terms of our credit facility were amended in March 2004 (the “Fourth Amendment”). The Fourth Amendment resulted in an immediate reduction in the annual cost of borrowing under the dollar denominated term loans by 0.25% and continues to specify required ratings improvement for us to qualify for a step-down to lower interest rate margins. It also provides for a step-up to higher interest rate margins if our ratings deteriorate. The Fourth Amendment allows us to make up to $100 million of open market purchases of our senior subordinated notes. The amount of additional indebtedness we may incur as defined in this agreement was also increased to $100 million.

When selling instruments to our customers, we may enter into sales-type lease transactions. During the nine-months ended September 30, 2004, we sold $22.4 million of lease receivables to a financial institution, which resulted in losses of $0.8 million. The losses are included in other expense on the accompanying statement of operations. Sales-type lease transactions with our customers have not represented a significant source of revenue, but are expected to increase over time. Accordingly, we also expect to sell greater amounts of lease receivables in future periods.

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

Evaluation of Internal Controls.   Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year-ended December 31, 2004, whether the internal controls over financial reporting at December 31, 2004 are effective. Any material weakness in internal controls over financial reporting existing at that date will preclude management making a positive assertion. We are currently undergoing a comprehensive effort to document and confirm that our system of internal controls is designed appropriately and operating effectively. Additional documentation and testing requirements identified during our effort have required revisions to be made to our scheduled timelines. Our remaining efforts include the documentation and testing of the key controls for several significant domestic and international locations and addressing any control deficiencies that may be identified in the process. Should we, during the course of our remaining effort, identify any internal control deficiencies that we would consider, individually or in the aggregate, to be material, we would endeavor  to implement the required changes and test the revised internal controls procedures in order to make a positive assertion as to the effectiveness of internal controls over financial reporting. There can be no assurance that any material weakness or other deficiency so identified would be resolved in time to permit management to make a positive assertion and for our independent auditors to complete the procedures necessary for them to issue an attestation report prior to the required filing date for our Form 10-K.

Changes to Internal Controls and Procedures for Financial Reporting.   During the period covered by this quarterly report, we made a change to further enhance controls related to the approval process over invoices received from a third party equipment financing entity.

PART II

ITEM 6. EXHIBITS.

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
November 2, 2004

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