Form 10-K
period 2004-12-31
DADE BEHRING HOLDINGS INC
filed 2005-03-16
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

847-267-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
Preferred Share Purchase Rights
Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting common stock (the only issue of common equity) held by non-affiliates amounted to approximately $2.0 billion on June 30, 2004. For purposes of making such calculation, we have assumed that all the outstanding shares were held by non-affiliates, except for the shares held by our directors and executive officers. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of Dade Behring Holdings, Inc.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of Shares of Common Stock Outstanding at March 11, 2005: 44,078,107

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2005 Annual Shareholders Meeting to be filed no later than April 29, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

DADE BEHRING HOLDINGS, INC.
2004 FORM 10-K—TABLE OF CONTENTS

PART I

In addition to historical information, this report contains statements relating to future events or our future financial performance. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, investments, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

•       the projected growth rates in our industry;

•       the successful execution of our business plan; and

•       the projected continuing demand for our products.

Generally words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “predict,” “plan,” “potential,” “continue,” and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not intend to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

•       changes in foreign currency exchange rates;

•       changes in the floating interest rate under the Credit Facility;

•       changes in our policy regarding interest rate and currency movements;

•       the availability and cost of capital and trade credit to fund our business; and

those described elsewhere in this report, including under Item 1. Business, Factors That Could Affect Future Results and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 1. BUSINESS

General

Dade Behring Holdings, Inc. (also referred to as “we”, “us”, “our” and “Dade Behring”) is a leading manufacturer and distributor of diagnostic products and services to clinical laboratories. We serve approximately $12 billion of the $24 billion annual worldwide market for clinical diagnostic products and sell primarily to the central lab, which represents approximately $15 billion of the total market. We manufacture and market a broad offering of diagnostic products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. We have a worldwide installed base of approximately 35,100 diagnostic instruments. Our installed base of instruments grew approximately 8.1% in 2004. An increase in the number of instruments placed in customers’ labs can be an indication of future revenue growth potential. Within our served markets, we have a strong position in each of our core businesses, which are chemistry, hemostasis, microbiology and infectious disease diagnostics.

In December 1994, Bain Capital, Inc. and the GS Capital Partners, L.P. and certain of their affiliates formed Dade International, Inc., and acquired certain assets of Baxter Diagnostics from Baxter International Inc. The assets acquired from Baxter International, Inc. included established leadership positions in hemostasis and microbiology, strong routine chemistry/immunoassay market positions, and an extensive sales and service organization, especially in the United States.

In May 1996, we purchased DuPont’s diagnostic business, which had entered into the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world and whose installed base of routine chemistry instruments was and still is one of the largest in the world. This acquisition also provided Dade Behring Holdings, Inc. with world-class manufacturing and product development capabilities, particularly in the areas of software and engineering.

In October 1997, we acquired Behring Diagnostics, the human diagnostic business of Hoechst AG, and created Dade Behring Inc. The Behring business was established in 1904 by Emil von Behring, the recipient of the first Nobel Prize in medicine. This acquisition provided us with complementary products for our hemostasis and routine immunochemistry product lines and significantly broadened the overall product line portfolio by adding leadership positions in plasma protein testing and drugs of abuse testing/therapeutic drug monitoring. Acquisition of the Behring clinical diagnostic business from Hoechst provided expanded capabilities in instrumentation development, specialty assay development and research and extended the geographic scope of our business.

Bankruptcy Proceedings

On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois. We collectively refer to the companies who were party to the bankruptcy proceedings as the “Debtors.” On August 1, 2002, the Debtors filed their Disclosure Statement and plan of reorganization for their Joint Chapter 11 case (the “Plan of Reorganization”).

The Bankruptcy Court confirmed the Plan of Reorganization on September 18, 2002 and the Plan of Reorganization became effective on October 3, 2002. The Plan of Reorganization allowed the Debtors to emerge from bankruptcy with an improved capital structure. The Debtors were allowed to continue paying their trade debt in the ordinary course of business during the pendency of the Chapter 11 cases. At the time of emergence, the Debtors had sufficient trade credit to finance their continuing operations. On the effective date of the Plan of Reorganization, Dade Behring Inc., our wholly-owned subsidiary, entered into new credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Bankruptcy Proceedings and Credit Facilities” in Part II, Item 7 for further discussions.

Diagnostic Industry—Overview

Clinical diagnostic tests are used to analyze samples of patients’ bodily fluids such as whole blood, blood plasma, serum or urine in a clinical setting. In a single test, a patient sample may be measured to determine the presence, concentration or absence of a particular substance or condition. In some tests, the fluid sample is combined with a dry or liquid chemical reagent, which is then observed or measured to detect physical or chemical changes that have a predetermined correlation to diagnostic information, which enables physicians to diagnose, treat and monitor patients. The most common diagnostic tests are traditional routine clinical chemistry tests that measure substances such as glucose, cholesterol or sodium as part of routine blood checks. Other diagnostic tests measure other bodily functions such as blood clotting ability and cardiac function, or measure the presence of infections or drugs. The wide range and important nature of these tests have established diagnostic testing as an integral part of the managed care environment, providing for accurate and timely patient diagnosis and treatment. Increasingly, diagnostic testing is recognized as making a significant contribution to improving patient care and lowering total patient costs. Diagnostic tests are performed in a number of different settings, including hospitals, reference laboratories, physicians’ offices/ambulatory care centers, criminal justice system specialty labs and homes.

Diagnostic testing systems are composed of instruments, reagents, consumables, service and data management components. Instruments serve to automate repetitive manual tasks, improve test accuracy and speed results reporting. Reagents are biochemical substances that react with the patient sample to produce measurable, objective results. The consumable accessories vary across application segments, but are generally items such as vessels used in generating test results. Reagents and consumables that are exclusive to their related testing systems represent “closed” systems, which generally provide more predictable future revenue to the system supplier. “Open” systems accept reagents and consumables from more than a single manufacturer. Sample handling and preparation devices, as well as data management systems, are becoming increasingly important components of the clinical diagnostic system. These additional system components permit laboratories to achieve cost efficiencies and higher test volumes. Improving productivity is a focus area for many labs given the ongoing cost pressures within the healthcare industry and the growing shortage of qualified labor to work in clinical labs.

The global clinical diagnostics market is estimated at $24 billion annually, with the United States, Western Europe and Japan comprising approximately 49%, 35% and 9%, respectively, of the global market. We primarily serve the clinical laboratory market, which comprises $15 billion of the $24 billion global clinical diagnostics market. We believe that the global clinical diagnostics market will continue to grow due to a number of key favorable industry trends, including:

•       Demographic shifts resulting from the aging of the population and socioeconomic improvements which are expected to increase the overall level of demand for diagnostic testing;

•       Increased focus on lowering total healthcare expenditures that will likely increase demand for diagnostic testing as an effective tool to improve patient outcomes and reduce the costs of misdiagnosis through earlier and more accurate diagnosis and patient monitoring;

•       Emerging markets that will likely provide additional demand as economic growth in these countries lead to increased per capita healthcare expenditures;

•       Technology improvements in new tests, pathogens and markers that will likely result in the increased use of diagnostics to aid in the diagnosis of diseases; and

•       Increased automation of diagnostic instruments that is expected to lower the overall cost of diagnostic testing and thereby increase accessibility and demand.

Dade Behring—Served Markets

We derive substantially all of our revenues from manufacturing and marketing clinical diagnostics products and services. We are organized functionally and are comprised of three reporting segments: Global Customer Management (“GCM”)—Americas, GCM—International, and Global Operations. GCM—Americas and GCM—International are our sales, marketing, customer training, technical support and field service organizations. Global Operations primarily includes all manufacturing, distribution and research and development activities, and accordingly does not recognize significant revenue. See Notes 3 and 16 to our consolidated financial statements for information related to risks from our operations outside the U.S. and segment and geographic area financial information, respectively. This and the following sections discuss our served markets whose results are reported in the GCM—Americas and GCM—International segments.

Chemistry.   Our Chemistry business consists of four product lines: routine chemistry/immunochemistry, cardiac, plasma proteins and drugs of abuse testing/therapeutic drug monitoring. These product lines contributed approximately $1.0 billion or 64% to our revenue during 2004. The clinical laboratory chemistry/immunochemistry testing segment represents over $10 billion of the total clinical diagnostics market.

Routine Chemistry/Immunochemistry.   Routine chemistry tests measure substances found in large concentrations in patients’ blood, tissue, urine or other bodily fluids. Some of these substances include chemistry tests such as cholesterol, glucose, iron and sodium and their concentration levels provide information on a patient’s basic bodily functions. Routine immunochemistry testing relies on the properties of antibodies and antigens in the immune system as its key detection mechanism. Immunoassays, which are immunochemistry tests, measure relatively low concentrations of these substances found in blood. Historically, analyzers had been developed separately for routine chemistry and immunochemistry testing. Today, high-volume tests in both categories are rapidly being consolidated onto a single system that significantly improves overall laboratory productivity and costs.

On average, hospital laboratories operate approximately three routine chemistry/immunochemistry analyzers. These instruments account for up to 80% of the volume of all diagnostic tests performed in clinical laboratories and are characterized by their high throughput capabilities.

We market and sell routine chemistry/immunochemistry instruments under our Dimension® brand name. We have consistently been a leader in chemistry/immunochemistry instrument consolidation and automation, beginning with the 1998 introduction of the heterogeneous module for our mid-volume Dimension® RxL analyzer. In 2001 we introduced the Dimension® Xpand analyzer, which provides the same testing consolidation capability as the Dimension® RxL analyzer for smaller labs. The continued consolidation of routine chemistry and immunochemistry testing onto a single analyzer continues to represent a significant growth opportunity for us. We believe that our Dimension® line of products offers customers a broad test menu, technological efficiencies over competitive systems, and the lowest total-cost solution for performing these two categories of tests since the analyzers have the potential to improve test turnaround times and significantly reduce labor requirements in the laboratory. We are continually enhancing our existing menu of over 95 tests, and we are developing new ones to expand our capabilities in this largest segment of the clinical diagnostics market.

In 2003, we introduced the Dimension® RxLMax® analyzer, the most recent version of our mid-volume chemistry/immunochemistry analyzer, which included several significant system improvements. Similarly, at the end of 2004, we introduced our latest low-volume system, the Dimension® Xpand® Plus analyzer, which included enhancements similar to our mid-volume instrument.

In 2002, we introduced the StreamLAB® workcell, which had the capability to connect up to four Dimension® systems with onboard pre-analytical capabilities of accessioning, centrifugation and aliquotting. The StreamLAB workcell automates steps that are essential to laboratory processes for producing test results. At the end of 2004, we further enhanced the StreamLAB workcell by providing connectivity for up to six Dimension® systems and to the Immulite®  immunoassay systems manufactured by Diagnostics Products Corporation. This workcell provides our customers in high-volume laboratories an integrated single platform solution.

Our approach to workstation consolidation is unique, integrating the immunoassay, or IA, detection capability into the chemistry analyzer itself rather than simply connecting separate chemistry and IA instruments with a common patient sample/test tube handling system. Integration of testing into one analyzer provides greater asset productivity, lower labor costs and faster turnaround times. Our strong reputation for servicing our instruments and our commitment to improving operating efficiency are among the reasons why the Dimension product line remains attractive to clinical laboratories. Staffing and budget concerns in clinical laboratories worldwide suggest that laboratory process integration and instrument consolidation will become even more compelling to our customers over time.

Building on our success in workstation consolidation, we are currently developing a next-generation system for high-volume laboratories named the Dimension Vista™ System. The initial version of the system will serve the high-volume testing segment, which represents nearly half of the $10 billion chemistry/immunochemistry testing market, and the system architecture will provide the basic building blocks for new consolidated instruments designed to serve the mid- and low-volume laboratories. We currently do not have a product offering that specifically serves the high-volume chemistry/immunochemistry market. In addition to targeting further labor efficiencies in the lab, the Dimension Vista™ System will also have the unique capability of consolidating a currently independent testing discipline, nephelometric plasma protein testing, by integrating a nephelometer into the system. We anticipate commercialization of the Dimension Vista™ System in the second half of 2006. See “Factors That Could Affect Future Results” at the end of Item 1 for a discussion of risk factors related to the release of new products.

Cardiac.   Cardiac tests are used for both risk assessment and diagnosis of cardiovascular disease (“CVD”). The cardiac market is one of the highest growth segments of the broader immunochemistry market, growing at approximately 15% annually. We have a leading share in the market for cardiac tests and were one of the first to introduce a widely adopted testing system for the cardiac proteins Troponin I, CK-MB and Myoglobin. In 2004 we introduced the NT-proBNP test for our Dimension® systems, a rapidly growing cardiac marker used to assist physicians in the diagnosis of congestive heart failure (CHF). The combination of rapid and accurate tests for these CVD markers has allowed for rapid diagnosis of cardiac disease and has enhanced the physician’s ability for triage and diagnosis of chest pain in patients.

We offer a unique combination of platforms for performing cardiac tests. In the central laboratory, the Dimension® analyzers, BN™II, and BN Prospec® analyzers offer tests for cardiac risk assessment such as cholesterol, HDL, LDL, apolipoprotein, and high sensitivity CRP. We have led the development of the market for high sensitivity CRP testing for cardiac application. In addition to cardiac risk assessment tests, the Dimension® analyzers’ menu also includes the four major cardiac disease tests: Troponin I, CK-MB, Myoglobin for cardiac necrosis, and NT-proBNP for helping in the diagnosis of CHF. In the acute care/near patient setting, we offer cardiac testing on our Stratus® CS Acute Care™ Diagnostic System. This system provides Dade Behring with a unique position in the market, being able to standardize cardiac testing between its laboratory and acute care platforms. It is important to physicians to have the confidence that the results from the acute care platform will clinically match those that come from the laboratory.

Launched in 1998, the Stratus® CS analyzer represents the industry’s first quantitative, near-patient cardiac instrument. The Stratus® CS system’s rapid result time of approximately 15 minutes in the acute care setting provides physicians with cardiac test results in under the 30-60 minute recommendation of cardiac societies such as American Heart Association, American College of Cardiologists, and European Society of Cardiologists. The analytical performance (sensitivity of <0.03 nanograms per milliliter and precision of <10% coefficient of variation at the 99th percentile of normal) of the Stratus® CS Acute Care™ Troponin I test along with its rapid results, offers significant potential cost savings for healthcare providers and improves patient outcomes by identifying acute coronary syndrome (ACS) patients faster and more accurately. Currently, the average cost to rule out myocardial infarction in a patient with chest pain ranges from $1,300 to $5,600. The Stratus® CS analyzer can achieve a result in approximately 15 minutes at a cost of less than $20 per test, which saves significant time over conventional diagnostic measures, reduces hospital lengths of stay, avoids unnecessary testing and thereby reduces healthcare costs significantly. The Stratus® CS analyzer menu also includes the Acute Care™ D-dimer test, which has been shown to aid in the diagnosis of pulmonary embolism (PE). PE patients often present the same symptoms as ACS patients. The combination of D-dimer testing with other cardiac testing enables the physician to better differentiate the cause of a patient’s chest pain allowing for proper treatment of the patient. We anticipate adding the NT-proBNP test to the Stratus CS menu in early 2005.

Plasma Protein.   Plasma protein systems test serum, plasma, urine or cerebral spinal fluid to help diagnose diseases, such as coronary heart diseases and rheumatic diseases, as well as to detect disorders, such as tumors, renal failure and malnutrition. Plasma protein tests are conducted on two types of instrument platforms, (1) routine chemistry/immunochemistry analyzers such as our Dimension® instrument line and (2) dedicated nephelometers such as our BN™II and BN Prospec® instruments. While a higher proportion of protein tests are run on routine chemistry/immunochemistry systems, the high sensitivity and broad test menu make nephelometers a practical option for customers who need this utility.

We are the market leader in the worldwide nephelometric plasma protein testing. We offer four dedicated plasma protein analyzers:

•       the BN™II analyzer, targeted at high-volume hospital and commercial labs;

•       the BN™100 and BN Prospec® analyzers, sold to low- and mid-volume labs; and

•       the TurbiTime™ System, a manual instrument sold to low-volume hospitals and private labs.

The BN™II analyzer, released in 1995, continues to be successful in the market because of its high reliability, broad test menu and competitive throughput capabilities. We launched the BN Prospec® analyzer in 2000. It has also been well received by customers for similar reasons and we have made over 1,000 placements worldwide.

We offer a broad test menu of over 60 assays and applications, which covers a wide spectrum of plasma protein tests. We also offer some key innovative nephelometric assays such as high sensitivity CRP (CardioPhase hs CRP), Cystatin C, enhanced sensitive CSF assays for IgM and IgA and Soluble Transferrin Receptor (sTfR).

In 2004, our high sensitivity CRP (hs CRP) assay was the first to receive FDA clearance for cardiovascular risk assessment and risk stratification claims. When used in conjunction with traditional clinical laboratory evaluation of acute coronary syndromes (ACS), our CardioPhase hs CRP assay may be useful as an independent marker of prognosis for recurrent events in patients with stable coronary disease or ACS.

The use of serum Cystatin C as a marker of glomerular filtration rate (GFR) offers significant advantages over conventional methods for assessing renal functions in patients suspected of having kidney disease. Cystatin values are independent of gender and age. It is also not affected by body mass, infections, diet or drugs. Because of the above, Cystain C is a sensitive and reliable marker for GFR, which can be measured quickly on our BN System platforms.

The quantification of IgM and IgA proteins aids in the evaluation of patients immune response. Sensitive assays are very important and critical for diagnosis and treatment and we have developed and introduced in 2004 enhanced sensitive Latex assays for IgM and IgA.

Soluble Transferrin Receptor assay is useful in differentiation between iron deficiency anemia and anemia of chronic disease. It is also useful for the assessment of iron status in athletes, during pregnancy, chronic inflammation or in malignant disease and in monitoring of Erythropoetin therapy. Our nephelometric assay has been well received in the market.

Given our long history of leadership in nephelometric protein testing, and our success at introducing and developing markets for critical, protein-based immunoassays such as Myoglobin and Troponin-I, we are aggressively assessing options for connecting our historical strength to the advances that we expect from proteomics research. In addition to stepping up our licensing capabilities, we are evaluating our platform strategy to determine how the BN Prospec®-class analyzer and next-generation Dimension® analyzers can be equipped to handle the sensitivity requirements of new markers that are discovered through proteomics research.

Drugs of Abuse Testing (“DAT”)/Therapeutic Drug Monitoring (“TDM”).   Drug tests are used to measure the level of therapeutic drugs or presence of drugs of abuse, usually in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the presence of illicit substances such as cocaine and marijuana. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers’ offices. We are a worldwide market leader in drug testing with a comprehensive menu of tests.

Dade Behring offers drug tests on its Dimension® analyzers. In 2003, we also began marketing the mid- to high-volume V-Twin™ analyzer for the Syva® product line, and in 2004 we began marketing the mid-volume Viva™E analyzer. These systems are manufactured by Vital Scientific N.V. and distributed worldwide by us. Both are configured to run our Emit®-branded drugs of abuse and serum toxicology assays, as well as specimen validity tests. Vital Scientific is developing an easy to use, compact benchtop analyzer dedicated to drug testing, which we expect to begin marketing in late 2005 or early 2006. We also have ready-to-use liquid DAT reagents for a broad range of other commercially available instrument platforms. This makes Syva an attractive choice for DAT assays among open-system reagent providers.

Hemostasis.   Hemostasis testing measures a patient’s ability to form and dissolve blood clots, a critical factor in the stabilization of the cardiovascular system. Hemostasis testing can be segmented into routine screening and specialty tests. Routine hemostasis tests are typically performed before and during surgical procedures. Hemostasis testing is also essential in post-surgical treatments for patients with cardiovascular disorders such as monitoring treatments to “thin” the blood to prevent clotting, and for patients with coagulation disorders such as hemophilia. Specialty tests are performed to further characterize congenital disease states.

With revenue of approximately $277 million during 2004, we continued to maintain a global leadership position in hemostasis testing through our commitment to innovation of new and improved products and services. We offer a broad range of instruments which perform both routine and specialty tests to meet the needs of customers from small hospitals to large reference labs.

The hemostasis product line continues to lead competitors in number of new systems placed, and in overall reagent usage and marketshare. Dade Behring offers its BCS analyzer to high-volume and specialty assay labs, and distributes instruments manufactured by Sysmex Corporation to the high-volume routine assay reference lab market and to mid-volume laboratories, such as community hospitals.

D-Dimer testing is the most important recent assay advancement in the field of hemostasis testing due to its negative predictive value in ruling out clot formation. Dade Behring’s Advanced D-Dimer Assay (D-Dimer Plus outside U.S.) is an aid in the diagnosis of venous thromboembolic diseases, such as Deep Vein Thrombosis (DVT) and Pulmonary Embolism (PE). Our instrument offering allows labs of all sizes to offer this important assay as part of their coagulation testing menu.

The PFA 100 analyzer is a fully automated system which determines platelet function by mimicking how platelets adhere, aggregate, and form a plug in the presence of an agonist, either collagen ADP or collagen epinephrine. The result is known as closure time, and has utility as an excellent screen for the bleeding disorder von Willebrand’s disease, as well as new cardiac utility in measuring platelets’ functional response to aspirin. We believe this will be a high-growth market as new anti-platelet therapies are developed and introduced.

Market growth is expected to come from a continued growth in the number of surgeries performed as well as from new hemostasis tests, which more accurately measure blood clotting and allow for improved patient treatment. Since hemostasis is a critical component of cardiovascular disease treatment, pharmaceutical companies are currently conducting significant research directed at modulating hemostasis, which could lead to either increased or decreased testing as new pharmaceuticals are introduced.

Microbiology.   We serve the automated and manual Identification/Antibiotic Susceptibility Testing (ID/AST) microbiology market with our MicroScan® products. Microbiology laboratories use MicroScan® products to identify infection-causing bacteria such as streptococci and staphylococci, and to determine the minimum concentration of antibiotic such as erythromycin and ampicillin, necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. MicroScan revenues were approximately $153 million during 2004, and were derived almost entirely from the automated portion of the ID/AST market. The market for automated ID/AST testing is approximately $400 million within an overall microbiology market of $1.5 billion.

At the core of our product line is a patented dry reagent panel. Available as individual testing components, our combination panels provide both organism identification and the susceptibility information using a broad selection of antibiotics to meet formulary needs and streamlined workflow for operator efficiency.  Our MicroScan WalkAway® 40SI analyzer and WalkAway® 96SI analyzer are fully automated systems which utilize a dual technology optic system to process colorimetric and fluorogenic panel types simultaneously. The autoSCAN®-4 analyzer provides semi-automated processing solutions for low-volume laboratories’ conventional testing needs. All of our analyzers are  supported by our MicroScan Microbiology Systems - LabPro Information Management System and our optional Alert System. Designed by microbiologists, these informatics tools provide customizable functionality to enhance management of test results.

We are a leader in automated ID/AST microbiology market. We have been able to maintain this position by focusing on higher-growth non-U.S. markets and developing improved capabilities for our instrumentation, software and panels in an effort to help laboratories reduce their overall costs. In the United States, we continue to secure business through the promotion of our conventional technology, which utilizes direct susceptibility testing methods and results in optimal detection of emerging antimicrobial resistance.  MicroScan® systems were the first automated systems to detect both vancomycin-intermediate and vancomycin-resistant Staphylococcus aureus during routine testing, thus demonstrating our leadership in providing highly accurate susceptibility test results. In 2004, we introduced our Synergies plus™  panels, which offer 2 hour organism identification and “read when ready” antibiotic susceptibility test results. This new line of panels and software will provide more rapid test results on those organisms slow to express resistance and enhance patient outcomes, without compromising our reputation for accuracy.

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

We have a niche position in infectious disease diagnostics. Infectious disease testing is one of the largest segments of the diagnostics testing market, but accounted for approximately $84 million or 5% of our revenue during 2004. The microtitre plate, or MTP, subsegment, manual and semi-automated, makes up approximately one-third of the immunoassay testing in this segment. MTP is a high-throughput, low cost testing method, ideal for blood banks. In the European MTP segment, our BEP systems are used by more laboratories than any other batch analyzer. In addition, we possess a strong intellectual property position for HIV-O, a variant of HIV recently discovered. Due to the increased prevalence of HIV-O, any future HIV testing platform will need to include HIV-O to offer comprehensive HIV testing capability. We continue to invest in expanded test menu capabilities for our existing instrument line and launched our BEP®-2000 and Quadriga instruments in 1999 and 2000, respectively, to allow us to better serve the high-volume blood bank market. These instruments have met with positive acceptance in a number of European blood banks.

Sales and Marketing

We have a global customer management organization that employs approximately 2,800 people worldwide. Our global customer management organization includes elements beyond traditional sales representatives and marketing personnel and includes healthcare consultants, clinical quality initiatives managers, field service engineers, national accounts/GPO (group purchasing organization) management, integrated delivery networks (IDN) management, inside sales, clinical application specialists, customer service representatives, technical assistance, customer operations, pricing analysts and field sales and service management.

Our global customer management executives have long tenure both in the clinical diagnostics industry and with Dade Behring. Similarly, the experience profile of our customer contact personnel is generally one of long service in the industry and with Dade Behring. We utilize a generalist sales force approach, but all countries with significant sales of specific products have specialists who are trained to service specific product lines. Because of the sales volume and market penetration of our chemistry/immunochemistry, microbiology, hemostasis, cardiac risk assessment, protein and therapeutic drug products, most sales representatives, specialists and generalists are familiar with the features and benefits of these products.

We use a dedicated health systems sales team in the United States that focuses exclusively on serving the larger hospital networks and reference laboratories, which represent an increasingly important portion of the customer base as healthcare delivery undergoes continued consolidation. Our products are presented to customers through most of the larger group purchasing arrangements serving hospital and reference laboratories. Our health systems sales organization provides overlay support for individual sales representatives.

Our key focus is on providing solutions to the challenges our customers are faced within their laboratories. We have developed both healthcare consulting and clinical quality initiative organizations to identify and find ways to provide customized solutions for our customers. Among others, areas we focus on include: workstation consolidation, patient specimen filing and storage, workflow analysis, improved testing and turnaround, and ways to insure integrity in patient information.

We have a long history and strong reputation in the clinical diagnostics industry for delivering among the highest quality customer satisfaction related to our sales and service organization.

Research and Development

We conduct research and development in the United States and in Germany. Research and development activities are grouped into two primary categories across all product segments: instrument platform development and test menu development. As of January 31, 2005, there were approximately 600 employees involved in our research and development efforts worldwide.

Our instrument platform development efforts are focused on the design of new instrumentation and software that brings increased automation and functionality to the clinical laboratory operation. Customers value broad test menus, quick turnaround of patient samples, integration of multiple laboratory functions, automation of non value-added activities, minimal space utilization, ease of use and the opportunity to lower operating costs. Our test menu development efforts seek to improve the efficacy of existing products and to develop new tests that extend our existing product offerings.

Our research and development teams are skilled in a number of engineering and scientific disciplines including focus areas of chemistry/immunochemistry, microbiology, hemostasis, informatics, applying robotics to sample processing and systems engineering. Our products are developed internally using a multifunctional team approach which integrates our internal capabilities of engineering and assay development with regulatory and quality systems, marketing, technical support and manufacturing. Although we continue to develop or license all of our hemostasis reagents and controls, in recent years, new hemostasis instruments have been sourced through an external instrumentation partner using a similar approach.

Research and development expense was $134.0 million in 2004, as compared to $117.5 million in 2003 and $94.1 million in 2002.

Patents, Trademarks and Licenses

We own or have licensed over 2,500 patents in the United States and other countries that relate to our products and businesses and have also developed brand names and trademarks for our products. We own numerous United States and non-U.S. registered trademarks and service marks and have applications for the registration of trademarks and service marks pending around the world. We also own several United States copyright registrations. In addition, we own a wide array of unpatented proprietary technology and know-how. Further, we license certain intellectual property rights from third parties. Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. In each of our business segments, these patents, patent applications, trademarks, copyrights and licenses are, in the aggregate, of significant importance to our business. However, we believe that no single patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to our business as a whole.

Competition

The clinical diagnostics industry is highly competitive, however, there are substantial barriers to entry including the necessity for significant sales, service and distribution infrastructure; research and development infrastructure that requires engineering and informatics skills necessary to design and commercialize complex instruments and the life science skills necessary to develop the diagnostic tests; and

finally the highly regulated environment for our products. We encounter competition from U.S and non-U.S. manufacturers who compete in some or all of the markets we serve. Some of our competitors are large diversified healthcare companies with substantial resources. We believe that in recent years, the key competitive factors for diagnostic testing products have been quality, service, price and ease of use. For automated and consolidated instrument platforms, menu breadth is of increasing importance.

Our competitors include Abbott Laboratories, Bayer AG, Beckman Coulter, Becton Dickinson, bioMerieux, Johnson & Johnson, Roche and Diagnostica Stago.

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

In the United States, the medical device and clinical diagnostic industries have long been subject to regulation by various federal, state and local agencies, primarily regarding product manufacturing, safety, efficacy and labeling. Government agencies in the United States as well as other countries have expressed concern about costs of health care and in some cases have focused attention on diagnostic test utilization. Regulations in these areas already exist in some countries and may be expanded significantly in the United States and other countries in the future.

We devote significant time, effort and expense to address regulatory requirements applicable to our business. Our quality and regulatory compliance training and well established manufacturing practices have consistently allowed us to successfully introduce and maintain the manufacturing and distribution of instrument and reagent products that satisfy regulatory standards as well as our customers’ requirements for quality.

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

Raw Materials

We purchase raw materials, which include various biological and chemical products from a variety of suppliers. While some of our principal raw materials are available from multiple sources, for various reasons (e.g., quality assurance, cost effectiveness or regulatory approval requirements), we elect to purchase certain raw materials from sole suppliers. Other raw materials used are not available from multiple sources. In some cases where there are regulatory requirements relating to qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis. While we work closely with our suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could affect our ability to manufacture and sell certain of our products and to achieve anticipated production and sales levels.

Employees

As of January 31, 2005, we had approximately 6,000 full-time and part-time employees of which approximately 3,200 were in the United States with the remainder serving at various locations outside of the United States. Our U.S. employees are not represented by collective bargaining groups. We have had no significant difficulty attracting qualified professionals. We consider our relationship with our employees to be very positive.

General and Internet Information

Dade Behring Holdings, Inc. is a corporation organized on September 23, 1994 under the laws of the State of Delaware. Our principal executive offices are located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778 and our telephone number is (847) 267-5300. This annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge through the Investor Relations section of our Internet website (http://www.dadebehring.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers of Dade Behring Holdings, Inc.

The following is a list of the executive officers of Dade Behring Holdings, Inc. as of January 31, 2005, showing their ages, present positions and offices with Dade Behring and their business experience during the past five or more years.

James W.P. Reid-Anderson, 45, Chairman of the Board, President and Chief Executive Officer

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

Dominick M. Quinn, 49, Executive Vice President

Mr. Quinn was appointed Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Quinn is also President, Global Customer Management, of Dade Behring Inc., a position to which he was appointed in January 2002. Mr. Quinn joined us in July 1998 as Dade Behring Inc. Group President, Biology and became President, EMA in March 1999, responsible for all commercial operations within Europe, the Middle East and Africa. In October 2000, he was promoted to President, International, responsible for all commercial operations outside of the U.S. and Canada. Prior to joining us in 1998, Mr. Quinn worked as Global President, Hospital Business, for Mallinckrodt Medical, based in Hennef (Germany), a medical device company. Prior to joining Mallinckrodt Medical in 1982, Mr. Quinn was Controller for Abbott Laboratories’ operations in Ireland. Mr. Quinn earned a Bachelor of Science degree in economics from Cork University in Ireland in 1976. He continued his studies to become a

Chartered Management Accountant, and was subsequently awarded a fellowship of the Institute of Chartered Management Accountants (F.C.M.A.).

Hiroshi Uchida, 45, Executive Vice President

Mr. Uchida was named Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Uchida is also President, Global Manufacturing Operations, of Dade Behring Inc., a position to which he was appointed in January 2002. Previously, Mr. Uchida held positions as President of North America, President of Asia and Latin America, President of Asia, and Vice President and General Manager for the Asia-Pacific region for Dade Behring Inc., since joining us in 1997. Before that time Mr. Uchida served as a Director with Arthur D. Little, heading the Asia Pacific health-care practice, and Vice President at Bain Consulting. He holds Ph.D. and M.A. degrees from Harvard University and a B.A. degree from Brown University.

Mark Wolsey-Paige, 43, Executive Vice President

Mr. Wolsey-Paige was named Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Wolsey-Paige is responsible for the global research and development function and is also responsible for business development, strategic planning and market research. Mr. Wolsey-Paige was part of the team that formed Dade Behring Inc. through the acquisition of the diagnostic business of Baxter International Inc. in 1994. After the duPont Diagnostics acquisition, Mr. Wolsey-Paige was responsible for marketing and new product development of all chemistry product lines, including Dimension®. In May 2000, Mr. Wolsey-Paige became Senior Vice President, Strategy and Business Development. In December of that year, he also became responsible for legal and corporate research and development. In 2002 Mr. Wolsey-Paige led Dade Behring’s marketing function. Mr. Wolsey-Paige was appointed Senior Vice President, Strategy and Technology for Dade Behring Inc. on January 1, 2003, and now is responsible for research and development, business development and strategic planning. Prior to joining us, Mr. Wolsey-Paige was a consultant at Bain & Company in Boston. Mr. Wolsey-Paige holds a M.B.A. from Harvard University and a B.S.B.A. from Washington University.

John M. Duffey, 44, Senior Vice President and Chief Financial Officer

Mr. Duffey was appointed Senior Vice President and Chief Financial Officer of Dade Behring Holdings, Inc. in September 2001 and is responsible for finance, legal and investor relations. Mr. Duffey joined us in 1995 as Dade Behring Inc. Vice President, Tax. In January 1997, Mr. Duffey was promoted to Corporate Vice President, Financial Services, having responsibility for Shared Services, Tax and Internal Audit. In May 1999, he was promoted to Corporate Vice President and Controller and became Senior Vice President and Controller in January 2001. Prior to joining us in 1995, Mr. Duffey worked for the Chicago office of Price Waterhouse. Mr. Duffey’s thirteen years at Price Waterhouse included a tour-of-duty in the firm’s Washington D.C. National Office in the Accounting Methods Group. Mr. Duffey is a Certified Public Accountant and holds a B.A. in Accounting from Michigan State University.

Factors That Could Affect Future Results

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our failure to compete with other manufacturers in the highly competitive clinical diagnostics industry, some of which have greater financial resources than we do, could harm our ability to retain existing customers and obtain future business.

The clinical diagnostics industry is highly competitive and we encounter competition from several international manufacturers in both U.S. and non-U.S. markets. Some of our competitors are significantly larger and have greater resources, financial and other, than we do. Moreover, we encounter different competitors in each of our key product lines and we cannot assure you that we will not encounter increased competition in the future that could have a material adverse effect on our business.

Our profit margins and business approach may be adversely affected by potential healthcare reform.

Substantially all of our sales are in the clinical diagnostics industry. Healthcare reform and the growth of managed care organizations have been considerable forces in the diagnostics industry. These forces continue to place constraints on the levels of overall pricing and thus could have a material adverse effect on the profit margins of our products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our customer base. In and outside the United States, including Germany and Japan in particular, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on our sales and /or profit margin.

We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.

Our products require the integration of many component systems and processes including electromechanical, information systems, and biochemical reactions or assays. Each year we expend significant resources in the development of new products that incorporate these systems. For the year ended December 31, 2004, we spent approximately $134 million on research and development expenses. Notwithstanding these investments, we may be unable to successfully design or develop any or all of these components or to integrate them into viable commercial systems. We might also encounter substantial delays in getting products to market in a timely fashion.

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

Approximately 54% of our sales and a significant portion of our earnings are attributable to operations conducted outside of the United States. The United States dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations. Changes in certain foreign currency exchange rates could have an adverse effect on our ability to meet interest and principal obligations on our United States dollar-denominated debt. Our planned hedging of other currencies against the United States dollar may not adequately reduce exposure to currency exchange fluctuation.

Our ability to compete depends in part on our ability to protect our intellectual property.

We own or license over 2,500 United States and non-U.S. patents and have numerous patent applications pending around the world. We own numerous United States and non-U.S. registered trademarks and service marks and have applications for the registration of trademarks and service marks pending around the world. We also own several United States copyright registrations. In addition, we own a wide array of unpatented proprietary technology and know-how. Further, we license certain intellectual property rights from third parties. Our ability to compete depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. There can be no assurance as to the degree of protection offered by the various patents, the likelihood that patents will be issued on pending patent applications, or, with regard to the licensed intellectual property, that the licenses will not be terminated. Furthermore, there can be no assurance that others will not develop around the patented aspects of any of our current or proposed products, independently develop technology or know-how that is the same as or competitive with our technology and know-how or otherwise obtain access to our intellectual property. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our revenues and results of operations may be adversely affected.

We are subject to regulation by various U.S. federal, state and non-U.S. agencies, which requires us to comply with regulations in the design, manufacture and distribution of most of our products and violation of such regulations could adversely affect us.

Most of our products and operations are subject to regulation by the United States Food and Drug Administration, or FDA, and various other federal and state agencies, as well as by a number of non-U.S. governmental agencies. FDA regulations require that most of our new products have pre-marketing approval by the FDA, or prove substantial equivalence through a 510(k) notification and also require that most of our products be manufactured in accordance with Good Manufacturing Practices.

Some products and operations are also subject to regulation by the United States Drug Enforcement Agency, or DEA, and various other federal and state agencies, including the United States Department of Agriculture, or USDA, as well as by a number of non-U.S. governmental agencies. DEA regulations require that we obtain DEA Registrations for the bulk manufacture and handling of controlled substances, and maintain effective controls against diversion. The USDA regulates the importation of animal-sourced materials and the treatment and handling of animals utilized to derive biological materials used in research or production.

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

We are subject to federal, state and local environmental, health and safety laws and regulations around the globe and are subject to liabilities and compliance costs associated with past and current handling, processing, storing and disposing of hazardous substances and wastes. Our operations are also subject to federal, state and local occupational health and safety laws and regulations in and outside the United States. This requires us to devote significant resources to maintain compliance with applicable environmental and occupational health and safety laws and regulations and manage environmental risks.

ITEM 2. PROPERTIES.

Our corporate offices are located in Deerfield, Illinois. Our major facilities and their primary operating functions are described in the table below:

Location	Floor Area (Sq. Ft.)	Owned/Leased	Primary Operating Functions
Deerfield, Illinois	107,000	Leased	Office
Glasgow, Delaware	459,000	Owned	Manufacturing, Research & Development, Office
	105,000	Leased	Research & Development
Sacramento, California	87,000	Leased	Manufacuring
	85,000	Owned	Research & Development
Cupertino, California	62,000	Leased	Manufacturing
Newark, Delaware	82,000	Leased	Distribution
Duluth, Georgia	15,000	Leased	Office
Atlanta, Georgia	103,000	Leased	Distribution
Brookfield, Connecticut	100,000	Leased	Manufacturing
Schwalbach, Germany	48,000	Leased	Research & Development
Dortmund, Germany	41,000	Owned	Distribution
Marburg, Germany	455,000	Owned	Manufacuring, Research & Development
Anderlecht, Belgium	37,000	Leased	Distribution
Liederbach, Germany	22,000	Leased	Office
	1,808,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Pursuant to the Plan of Reorganization that became effective on October 3, 2002, our previously outstanding common stock was cancelled and we issued 39,929,479 shares of new common stock pursuant to an exemption provided by Section 1145 of the U.S. Bankruptcy Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings” in Part II, Item 7 for a further discussion.

The new common stock has been publicly traded since October 3, 2002, and has traded on the NASDAQ National Market since February 27, 2003, under the ticker symbol “DADE”. Prior to that date, the new common stock was quoted on the Over-the-Counter market Bulletin Board under the ticker symbol “DBEH.” As of February 28, 2005 there were 13,388 holders of record of our common stock, including Cede & Co., which holds shares on behalf of many beneficial owners. There was no public market for our previously outstanding common stock. The high and low closing sales prices quoted for our common stock for each quarter during the years ended December 31, 2004 and 2003 are presented in the table below.

	Fiscal 2004		Fiscal 2003
Quarter/Period Ended	High	Low	High	Low
December 31	$57.40	$51.92	$35.80	$29.10
September 30	57.26	42.67	29.46	22.33
June 30	47.73	42.34	24.54	18.48
March 31	44.48	35.16	19.31	15.50

We have never declared or paid cash dividends on our new common stock. We currently intend to retain earnings for use in managing our business. In addition, restrictions on our ability to declare and pay dividends on our common stock are described in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents our selected historical consolidated financial data as of and for the period ended October 1, 2002, and for each of the years in the two-year period ended December 31, 2001 for the Predecessor Company (as defined below) and as of and for the period ended December 31, 2002 and each of the years in the two-year period ended December 31, 2004 for the Successor Company (as defined below), derived from audited consolidated financial statements. The results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this report, including the information set forth under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operation.”

As discussed previously, the Debtors filed for bankruptcy protection and emerged on October 3, 2002. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the “Successor Company” and are not comparable with any periods prior to October 1, 2002, which are referred to as the “Predecessor Company.” The effects of fresh-start reporting and new accounting pronouncements (see Notes 2 and 3 to our consolidated financial statements) resulted in a new basis of accounting for the Predecessor Company on October 2, 2002. All references to the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) and the years ended December 31, 2001 and 2000 are to the Predecessor Company. All references to the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) and the years ended 2003 and 2004 are to the Successor Company.

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Period Ended December 31,	Period Ended October 1,	Year Ended December 31,	Year Ended December 31,
	2004(5)	2003(4)	2002(3)	2002(2)	2001	2000(1)
Statement of Operations Data:
Net sales(6)(7)	$1,559.8	$1,436.4	$347.1	$934.4	$1,232.4	$1,183.7
Cost of goods sold	704.8	678.2	228.8	467.5	595.6	583.4
Gross profit(7)	855.0	758.2	118.3	466.9	636.8	600.3
Marketing and administrative expenses	529.2	493.9	124.5	322.9	432.3	470.8
Research and development expenses	134.0	117.5	28.8	65.3	83.7	103.3
Goodwill amortization expense(10)	—	—	—	—	8.9	5.0
Cost reductions program expense	—	—	—	2.9	11.2	19.2
Restructuring expense, net	—	(0.9)	—	(2.8)	12.2	25.3
Income (loss) from operations	191.8	147.7	(35.0)	78.6	88.5	(23.3)
Balance sheet restructuring costs(8)	—	—	—	21.2	23.9	—
Reorganization items(9)	—	—	(2.2)	1,567.5	—	—
Income (loss) before income tax and cumulative effect of change in accounting principle(10)	120.4	74.3	(50.0)	1,531.2	(93.3)	(162.6)
Income (loss) before cumulative effect of change in accounting principle(10)	79.9	48.1	(48.6)	1,511.1	(101.7)	(525.8)
Cumulative effect of change in accounting principle(1)(2)(7)	—	—	—	20.0	—	(6.8)
Net income (loss)(7)	79.9	48.1	(48.6)	1,531.1	(101.7)	(532.6)
Predecessor Company
Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle available per:
Class L common share	n/a	n/a	n/a	31.22	(2.08)	(10.61)
Common share	n/a	n/a	n/a	30.28	(2.08)	(10.61)
Cumulative effect of change in accounting principle per:
Class L common share	n/a	n/a	n/a	.40	—	(.14)
Common share	n/a	n/a	n/a	.40	—	(.14)
Net income (loss) available per:
Class L common share	n/a	n/a	n/a	31.62	(2.08)	(10.75)
Common share	n/a	n/a	n/a	30.68	(2.08)	(10.75)
Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle available per:
Class L common share	n/a	n/a	n/a	31.22	(2.08)	(10.61)
Common share	n/a	n/a	n/a	25.36	(2.08)	(10.61)
Cumulative effect of change in accounting principle per:
Class L common share	n/a	n/a	n/a	.40	—	(.14)
Common share	n/a	n/a	n/a	.34	—	(.14)
Net income (loss) available per:
Class L common share	n/a	n/a	n/a	31.62	(2.08)	(10.75)
Common share	n/a	n/a	n/a	25.70	(2.08)	(10.75)
Successor Company basic net income (loss) per share	$1.86	$1.19	$(1.22)	n/a	n/a	n/a
Successor Company diluted net income (loss) per share	$1.76	$1.15	$(1.22)	n/a	n/a	n/a
Balance Sheet Data:
Total assets	$1,904.4	$1,971.3	$1,918.8	$1,941.5	$1,141.9	$1,320.5
Total long-term liabilities	694.2	923.3	1,014.3	997.7	138.0	116.3
Redeemable preferred stock	n/a	n/a	n/a	—	18.7	17.0

(1)    Net loss for the year ended December 31, 2000 includes a $413.9 million valuation reserve adjustment to income tax expense to the beginning of the year balance recorded against the Debtors’ deferred tax assets (see Note 11, “Income Taxes” to our Consolidated Financial Statements) and a $6.8 million charge representing the cumulative effect of a change in accounting principle further discussed in footnote 7 below.

(2)    Net income for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) includes a cumulative effect of change in accounting principle related to the following. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” which, among other things, requires that upon adoption, unamortized negative goodwill be written off as a change in accounting principle. Unamortized negative goodwill at December 31, 2001 aggregated $20.0 million and was recognized as a cumulative effect of change in accounting principle on January 1, 2002.

(3)    Net loss for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) includes $57.3 million of incremental expense associated with the sale of inventory stepped-up due to the application of fresh-start reporting and $5.9 million of costs relating to management stock grants.

(4)    Net income for the year ended December 31, 2003 includes $10.5 million of costs relating to stock-based compensation.

(5)    Net income for the year ended December 31, 2004 includes $6.4 million of costs relating to stock-based compensation.

(6)    In consideration of the issuance of Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” amounts billed to customers for shipping and handling costs are recorded as a component of net revenue. Prior to the third quarter of 2000, these amounts were reported as a reduction of operating expense. A reclassification of all prior period balances has been made to conform to the current presentation.

(7)    Effective January 1, 2000, we changed our revenue recognition policy to conform to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and accordingly recorded a $6.8 million charge representing the cumulative effect of the change in accounting principle.

(8)    We have recorded all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002 in this separate line item on our Consolidated Statement of Operations.

(9)    Reorganization items for the period ended October 1, 2002 include the gain on discharge of debt under the Plan of Reorganization ($786.3 million), and the impact of revaluing our assets and liabilities as required by fresh-start reporting ($816.6 million), offset by the two items discussed next in this note. We have recorded all incremental professional fees and other costs associated with the reorganization of our balance sheet incurred after the bankruptcy filing in this separate line item on our Consolidated Statement of Operations. Additionally, on September 6, 2002, Baxter Healthcare Corporation (“Baxter”) filed objections to our Plan of Reorganization. Baxter objected to the adequacy of the disclosure statement filed with the Bankruptcy Court and to confirmation of the Plan of Reorganization on a number of bases. On September 17, 2002, we agreed to settle all matters with Baxter for $19.0 million, such claim to be treated as a general unsecured claim under the Plan of Reorganization. This settlement is included in reorganization items for the period ended October 1, 2002. For the period ended December 31, 2002, reorganization items include only professional fees.

(10)  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. The table below depicts what our loss before extraordinary item and cumulative effect of change in accounting principle and net loss would have been for the years ending December 31, 2000 and 2001, had we adjusted for the reduction in net goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects (in millions).

	Year Ended December 31,
	2001	2000
Loss before extraordinary item and cumulative effect of change in accounting principle
As reported	$(101.7)	$(525.8)
SFAS No. 142 Adjustment	4.0	5.0
Adjusted	$(97.7)	$(520.8)
Net loss
As reported	$(101.7)	$(532.6)
SFAS No. 142 Adjustment	4.0	5.0
Adjusted	$(97.7)	$(527.6)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

In the discussion below, we make comparisons on a “constant currency” basis, which is not a U.S. GAAP defined measure. We believe this measure provides for a meaningful analysis of the underlying activity since it eliminates the effect of changes in foreign currency exchange rates. When making comparisons on a constant currency basis, we have calculated the change by comparing the applicable reported current year amount to the corresponding amount from the prior year in local currency translated at the foreign currency exchange rates for the current year. “Constant currency” as defined or presented by us may not be comparable to similarly titled measures reported by other companies.

Results of Operation

We derive substantially all of our revenue from manufacturing and marketing clinical diagnostic products and services. We are organized functionally and have three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International and Global Operations. GCM-Americas and GCM-International are our sales and service organizations. For our reporting purposes, Americas includes North and South America. International includes sales and service results from all other continents. The gross profit margin for the two GCM segments are not materially different. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues. Global Operations functions as a cost center. Consequently, a discussion of gross profit for each individual operating segment would not be meaningful. Generally, Global Operations does not incur a material amount of our marketing and administrative expense, but is responsible for virtually all research and development expense. Certain expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to the operating segments.

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

Bankruptcy Proceedings

On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries: Dade Behring Inc., Dade MicroScan Inc., Dade Finance, Inc., Syva Diagnostics Holding Co., Syva Childcare Inc., Syva Company, and Chimera Research & Chemical, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois. We collectively refer to the companies party to the bankruptcy proceedings as the “Debtors.” On August 1, 2002, the Debtors filed their Disclosure Statement for their Joint Chapter 11 Plan of Reorganization, which we call the Plan of Reorganization. No other subsidiaries of Dade Behring Holdings, Inc. filed for relief under the United States Bankruptcy Code.

The Bankruptcy Court confirmed the Plan of Reorganization on September 18, 2002 and the Plan became effective on October 3, 2002. The Plan of Reorganization allowed the Debtors to emerge from bankruptcy with an improved capital structure and, because the Debtors were allowed to continue paying their trade debt on a timely basis during the pendency of the Chapter 11 cases, they had sufficient trade credit to continue their operations in the ordinary course of business. On the effective date of the Plan of Reorganization, Dade Behring Inc. entered into new credit facilities. See “Liquidity and Capital Resources—Credit Facilities” below for further discussion.

As a result of the Plan of Reorganization, significant changes resulted to our capital structure. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the “Successor Company” and are not comparable with any periods prior to October 1, 2002, which are referred to as the “Predecessor Company.” The effects of fresh-start reporting and new accounting pronouncements (see Notes 2 and 3 to our consolidated financial statements) resulted in a new basis of accounting for the Predecessor Company on October 2, 2002. All references to the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) are to the Predecessor Company. All references to the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) are to the Successor Company.

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

•       Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees. As of October 3, 2002, 16% of our fully diluted new common equity (consisting of 7,529,412 common shares) was set aside for officers and certain other employees for the issuance of options and stock awards. This 16% was fully diluted after giving effect to the issuance of options and stock awards. All stock awards provided for in the management incentive plans, totaling 470,588 shares, have been issued. Nearly all of the 7,058,824 option awards provided for in the management incentive plans have been issued. See Note 12, “Shareholders’ Equity and Redeemable Preferred Stock,” for further information.

•       A new senior revolving credit facility in the amount of $125 million (no borrowings outstanding at December 31, 2004) and a new senior term loan facility of $450 million ($158.6 million outstanding at December 31, 2004) (both of which include the ability to borrow in Euros) were established (collectively the “Credit Facility”). New 11.91% senior subordinated notes of $315.3 million were issued ($275.0 million outstanding at December 31, 2004), which did not result in a cash infusion into the Company. During 2002, 2003 and 2004, our term loan facility was amended. See Note 10, “Debt,” for further discussion.

Reorganization value is defined by SOP 90-7 as “the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.” Our reorganization value was $1,848.8 million, which was less than the total postpetition liabilities and allowed claims of approximately $2,007.2 million. As a result, we adopted fresh-start reporting on October 1, 2002, as described earlier. The reorganization value was derived by adding the fair value of all our liabilities ($394.8 million) to our enterprise value ($1,454.0 million). The enterprise value can be defined as the total value of Dade Behring Holdings, Inc. and our subsidiaries as a going concern (i.e. the fair value of our assets, net of our liabilities excluding our bank debt and senior subordinated notes). Our enterprise value was determined based on consideration of many factors and by reliance on various valuation techniques, including comparable company analysis and two discounted cash flow analyses. The factors considered included, but were not limited to, the following:

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

Successor Company Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.   Net sales for the year ended December 31, 2004 totaled $1,559.8 million as compared to $1,436.4 million in the corresponding prior year period.

Sales for each segment were as follows (in millions):

	Year Ended December 31,
	2004	2003	% Change
GCM-Americas	$789.3	$740.0	6.7%
GCM-International	759.4	684.0	11.0%
Global Operations	11.1	12.4	(10.5)%
Total	$1,559.8	$1,436.4	8.6%

Adjusting for the favorable impact of foreign currency rate changes of $63.3 million, 2004 sales increased $60.1 million or 4.0% for the year. On a constant currency basis, sales increased $47.7 million or 6.4% in GCM-Americas and increased $14.6 million or 2.0% across GCM-International locations. On a geographic basis, constant currency sales growth was 5.4% in the U.S. and 2.9% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $67.5 million or 7.2% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $26.3 million or 10.5% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, offset by a $29.4 million or 41.7% decrease in sales of mature products/other across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and as a result, they are expected to have declining sales over time.

Our worldwide installed base of instruments, an important indicator of future growth potential, grew 8.1% during the year ended December 31, 2004. Growth in the installed base of Dimension® RxL Max and Dimension® Xpand® instruments as well as the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-560, CA-7000, BCT®, BCS® and PFA-100® instrument placements. For microbiology, new installations of our autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the year ended December 31, 2004 increased $96.8 million to $855.0 million as compared to $758.2 million in the corresponding prior year period. On a constant currency basis, gross profit increased $58.2 million. Gross profit margin for the year ended December 31, 2004 was 54.8% as compared to 52.8% in the corresponding prior year period. The 2.0 percentage point margin improvement is attributable to 0.3 percentage points of favorable foreign currency changes, 0.6 percentage points of higher reagent, consumables and service revenue in proportion to instrument revenue, and 1.1 percentage points of manufacturing cost efficiencies and favorable product mix. Our reagent, consumables and service revenue has a higher gross profit margin than instrument revenue. Growth in immunoassay and other specialty tests, which typically earn a higher margin than routine tests, also contributed to the improved gross profit margin.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the year ended December 31, 2004 increased $35.3 million to $529.2 million, or 33.9% of sales, as compared to $493.9 million, or 34.4% of sales, in the prior year. Of the total increase, $21.1 million resulted from changes in foreign currency exchange rates and $4.3 million was due to incremental costs associated with our compliance efforts surrounding Section 404 of the Sarbanes-Oxley Act of 2002. These costs were partially offset by a reduction in stock-based compensation expense of $4.1 million from 2003 to 2004. The remaining $14.0 million increase was due to costs to build our sales and marketing infrastructure for the

Dimension VistaTM System and investments in current resources and processes to support the higher level of revenues being achieved.

Research and Development Expenses.   Research and development expenses for the year ended December 31, 2004 totaled $134.0 million (8.6% of sales) and were 14.0% higher than the prior year. On a constant currency basis, research and development expenses increased $11.7 million or 9.6% over the corresponding prior year period as we make investments in new product development, such as the high volume Dimension VistaTM System and new assays for all product lines.

Income from Operations.   Income from operations for the year ended December 31, 2004 increased $44.1 million to $191.8 million compared to $147.7 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the year ended December 31, 2004 totaled $64.0 million, a $13.8 million reduction from the prior year. The decrease is primarily due to lower borrowing levels and lower costs of borrowing. Partially offsetting the decrease is an increase of $3.1 in amortization of debt issuance costs. Early repayments on our bank borrowings resulted in $2.4 million of the increase, with the remainder being primarily attributable to amortization of debt costs paid in the fourth quarter of 2003.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the year ended December 31, 2004, we incurred losses of $5.0 million on the early redemption and purchases of our senior subordinated notes. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases. See “Liquidity and Capital Resources” section below for further discussion.

Income Taxes.   Income tax expense of $40.5 million, representing an effective rate of 33.6%, was recorded in the year ended December 31, 2004, as compared to $26.2 million, representing an effective tax rate of 35.3%, in the year ended December 31, 2003. The decrease in the effective tax rate is primarily due to the changes in certain valuation allowances and the mix in income by jurisdiction.

Net Income.   The net income for the year ended December 31, 2004 was $79.9 million as compared to $48.1 million in the prior year, an increase of $31.8 million, or 66.1%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

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

Sales for each segment were as follows (in millions):

	Year ended	% of	Period ended	% of
	December 31, 2003	Total	December 31, 2002	Total
GCM-Americas	$740.0	51%	$188.5	54%
GCM-International	684.0	48%	156.6	45%
Global Operations	12.4	1%	2.0	1%
Total	$1,436.4	100%	$347.1	100%

The increase in sales of $1,089.3 million was driven primarily by the difference in the length of the periods (twelve months of sales in 2003 versus approximately three months of sales in 2002). Sales for the year ended December 31, 2003 by product line and as a percentage of total sales were as follows: core chemistry products $903.7 million (63%); hemostasis products $237.0 million (16%); microbiology products $150.5 million (10%); infectious disease diagnostics products $78.9 million (6%); and mature products/other $66.3 million (5%). Sales for the period ended December 31, 2002 by product line and as a percentage of total sales were as follows: core chemistry products $214.2 million (62%); hemostasis products $54.0 million (16%); microbiology products $39.7 million (11%); infectious disease diagnostics products $18.0 million (5%); and mature products/other $21.2 million (6%). Sales of GCM-International represented a higher percentage of our total sales for 2003 as compared to 2002 primarily due to changes in foreign currency exchange rates.

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

Successor Company Year Ended December 31, 2003 Compared to Combined Year Ended December 31, 2002

The combining of successor and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles. However, we believe such results will provide meaningful comparisons for the items listed below, which are generally unaffected by changes to our capital structure and the adoption of fresh-start reporting. In order to compare these line items for the years ended December 31, 2003 and 2002, for purposes of the following discussion, the operating results of the Successor Company for the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) have been combined with the operating results of the Predecessor Company for the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002), and are compared to the year ended December 31, 2003. Fresh-start reporting primarily affected depreciation, amortization and interest expense. Depreciation and amortization expense generally increased as a result of the revaluation of fixed assets and the recognition of new intangible assets. Interest expense generally decreased due to the reduction in the principal amount of our outstanding indebtedness.

	Year Ended December 31,
	2003	Combined 2002
	(in millions)
Net sales	$1,436.4	$1,281.5
Gross profit	758.2	585.2
Marketing and administrative expenses	493.9	447.4
Research and development expenses	117.5	94.1

Net Sales.   Net sales for the year ended December 31, 2003 totaled $1,436.4 million as compared to $1,281.5 million in the corresponding prior year period.

Sales for each segment were as follows (in millions):

	Year Ended December 31,
	2003	Combined 2002	% Change
GCM-Americas	$740.0	$702.1	5.4%
GCM-International	684.0	571.5	19.7%
Global Operations	12.4	7.9	57.0%
Total	$1,436.4	$1,281.5	12.1%

Adjusting for the favorable impact of foreign currency rate changes of $92.0 million, 2003 sales increased $62.9 million or 4.6% for the year. On a constant currency basis, sales increased $34.9 million or 4.9% in GCM-Americas, and $22.2 million or 3.4% across GCM-International locations. The increase on a constant currency basis can be primarily attributed to a $61.7 million or 7.3% increase in core chemistry sales primarily driven by Dimension® product sales globally, a $13.8 million or 6.2% increase in hemostasis product sales with the strongest growth in GCM-Americas, a $7.1 million or 4.9% increase in microbiology product sales, partially offset by a $2.0 million or 2.5% decrease in infectious disease product sales and $17.7 million or 21.1% decrease in sales of mature/other products across all segments.

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

Liquidity and Capital Resources

Cash Flows.   For the year ended December 31, 2004, net cash provided by operating activities was $249.5 million compared to $254.4 million for the year ended December 31, 2003. The increase in net income was offset by changes in working capital. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. During the year ended December 31, 2003, changes in accounts receivable positively impacted cash flows by $25.9 million. However, as a result of less incremental accounts receivable factoring during 2004, changes in accounts receivable negatively impacted cash flows by $8.9 million for the year ended December 31, 2004. On a constant currency basis, our utilization of factoring facilities increased by $8.6 million and $36.5 million during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the outstanding balance on our factoring facilities was $140.9 million. Changes in accounts payable and accrued liabilities negatively impacted cash flows by $13.0 million during 2004 as compared to positively impacting cash flows by $17.6 million during 2003. This unfavorable change in cash flow from 2003 to 2004 is due to timing of cash disbursements.

When selling instruments to our customers, we may enter into sales-type lease transactions. During the year ended December 31, 2004, we sold approximately $45 million of lease receivables to a financial institution, of which $24 million were sold in the fourth quarter. The sales during 2004 resulted in losses of $2.5 million. The losses are included in other expense on the accompanying statement of operations. At December 31, 2004, lease receivables of $16.9 million were included in other assets on the accompanying balance sheet. We expect lease receivables and the amount of lease receivables we sell to be greater in 2005 than in 2004.

We made pension plan funding payments in the U.S. of $25.6 million and $13.7 million and outside the U.S. of $2.1 million and $0.9 million during the years ended December 31, 2004 and 2003, respectively. We are currently estimating 2005 funding payments in the U.S. and outside the U.S. to be approximately $16 million and $2 million, respectively.

Net cash flow used for investing activities totaled $131.8 million and $103.5 million for the years ended December 31, 2004 and 2003, respectively, and was primarily for capital expenditures. The increase in capital expenditures was due primarily to an increase in the placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues and the impact of foreign currency exchange rates. We expect these trends to continue in 2005.

Financing activities for the year ended December 31, 2004 used net cash of $168.0 million, versus $109.4 million for the year ended December 31, 2003. The increase in cash used is primarily due to $210.2 million of prepayments on borrowings in 2004, partially offset by proceeds from the exercise of stock options of $30.9 million and proceeds from the employee stock purchase plan of $8.6 million. We made early repayments of $169.9 million on our bank debt during the year ended December 31, 2004. In January and February 2005, we made additional prepayments totaling $40 million. We also redeemed or purchased $40.3 million of our senior subordinated notes during the year ended December 31, 2004. Of the $40.3 million of notes that we redeemed or purchased, $35.5 million of notes were redeemed pursuant to a program initiated in January 2004, whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan were used to redeem the notes. The notes can be redeemed at par plus 11.91% of the face value, plus accrued and unpaid interest up to the redemption date. The remaining $4.8 million of notes were purchased in the open market. We do not expect to make any further early redemptions of our senior subordinated notes during 2005, but we intend to refinance our notes in 2005. During the twelve months following October 3, 2005, we will have to pay an approximate 6% premium to call these notes.

Credit Facilities.   As of December 31, 2004, the Credit Facility, as amended, consisted of a $150.8 million term loan facility, an €5.8 million term loan facility, and a $125 million multi-currency revolving credit facility. The term loan facilities have a maturity date of October 3, 2008. At December 31, 2004, our borrowings under the term loan facility bore interest at an effective average rate of 4.40%. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a discussion about our interest rate hedging activity. As of December 31, 2004, we had letters of credit outstanding of $4.1 million, which reduced our borrowing capacity under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of December 31, 2004.

As of December 31, 2004, certain of our subsidiaries in Germany had a revolving credit facility for €30 million which is renewable annually (the “Dresdner Facility”). Borrowings under the Dresdner Facility are subject to a variable interest rate of the European Overnight Indexed Average plus 2.0% (reduced to 1.5% in January 2005). Under the terms of the Dresdner Facility, up to €15 million can be utilized in the forms of cash or guarantees, and the remainder can be used as credit lines for derivatives trading and settlement risks. As of December 31, 2004, the interest rate was 4.11% and €5.7 million was outstanding. An additional €1.1 million was utilized for guarantee purposes, which reduced our available borrowing capacity under this facility. In addition, a number of subsidiary companies outside the U.S. have credit facilities available to meet their liquidity requirements. As of December 31, 2004, the borrowing capacity under these facilities totaled $44.1 million. At December 31, 2004, $0.8 million in borrowings and $15.5 million of guarantees were outstanding under these credit facilities and other borrowing arrangements.

Certain terms of the Credit Facility were amended in March 2004 (the “Fourth Amendment”). The Fourth Amendment immediately reduced the annual cost of borrowing under the dollar denominated term loans by 25 basis points. It also provided for higher interest rate margins if our credit ratings deteriorate. The Fourth Amendment also allowed us to make up to $100 million of open market purchases of our senior subordinated notes. The amount of permitted additional indebtedness, as defined in the agreement, was also increased to $100 million.

The Credit Facility was again amended in December 2004 (the “Fifth Amendment”). The Fifth Amendment reduced the interest rate applicable to the dollar denominated term loans by 50 basis points from the then current rate. The Fifth Amendment also increased the amount of non-U.S. accounts receivable which may be factored from $150 million to $175 million, increased the limitation on capital expenditures from $130 million to $150 million for the fiscal year ended December 31, 2004 and increased the limitation on capital expenditures to $175 million for each subsequent fiscal year through 2008.

In 2004 we made $169.9 million of voluntary prepayments of required amortization payments originally due through March 2008. Additional prepayments totaling $40 million were made in January and February 2005.

Senior Subordinated Notes.   At December 31, 2004, we had senior subordinated notes due 2010 outstanding in the principal amount of $275.0 million, with a coupon rate of 11.91%. The obligations under the senior subordinated notes are senior to all of Dade Behring Inc.’s subordinated unsecured obligations and subordinate to the Credit Facility. We redeemed $40.3 million in principal amount of the notes during the year ended December 31, 2004.

Contractual Cash Obligations

Projected payments and estimated interest expense are as shown below:

	Expected Payments by Period (in millions)
	Total	2005	2006	2007	2008	2009	After 2009
Long-term debt	$433.6	$40.0	$—	$—	$118.6	$—	$275.0
Interest on long-term debt	212.9	39.4	39.3	39.4	37.3	32.8	24.7
Revolving credit line	—	—	—	—	—	—	—
Fees on revolving credit line	2.9	0.8	0.8	0.7	0.6	—	—
Operating leases	114.5	25.7	20.3	15.7	13.0	11.4	28.4
Non-U.S. borrowing arrangements	8.6	8.6	—	—	—	—	—
Capital lease obligations	21.1	7.8	6.6	4.4	2.0	0.3	—
Purchase obligations	27.6	20.6	4.7	1.0	1.3	—	—
Pension plan contributions	18.0	18.0	—	—	—	—	—
Total Contractual Cash Obligations	$839.2	$160.9	$71.7	$61.2	$172.8	$44.5	$328.1

As discussed above, we made prepayments on our term loans totaling $40 million in January and February 2005.

Purchase obligations primarily consist of supply agreements with vendors for the purchase of specified levels of goods or services over the respective contract periods. Estimated pension plan contributions for 2005 are based on our funding policy as discussed below in “Critical Accounting Policies.”  We have not determined projected pension contributions for years beyond 2005.

Off-Balance Sheet Arrangements

Except as noted in the table above, we have no material off-balance sheet arrangements.

Critical Accounting Policies

Critical accounting policies are those that, in management’s view, are very important to the portrayal of our financial condition and results of operations and also require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our most critical accounting policies (Note 3 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies”) relate to:

•       Revenue recognition;

•       Reserves for doubtful accounts;

•       Adjustments for write-down of inventories to net realizable value;

•       Impairment of long-lived assets;

•       Pension plan assumptions; and

•       Tax valuation allowances.

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates. See also Note 3 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

Revenue Recognition.   We manufacture and market a broad offering of clinical diagnostic products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. Revenue related to the sale of instruments, reagents and consumables represents the vast majority of our sales. We recognize revenue from the sale of instruments, reagents and consumables upon delivery. Revenue for maintenance services is recognized as the services are provided.

Instruments are sold outright to customers or via sales-type lease arrangements. Instruments are also leased to customers pursuant to operating leases. Under operating lease arrangements, the cost of the instruments is carried on our balance sheet and amortized to cost of sales over the useful life of the equipment.

We provide most of our products and services as part of bundled contract arrangements, which contain multiple deliverable elements. Revenues under these bundled arrangements are allocated among the contract’s constituent elements (principally instruments, reagents, consumables and service) based upon the estimated fair value of each element as determined by reference to verifiable objective evidence. Our principal point of reference in making this determination is the amount of revenue realized when products and services are sold separately in stand-alone transactions.

Reserves for Doubtful Accounts.   We perform ongoing credit evaluations of our customers based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We continuously monitor collections and payments from our customers and payment accommodations made to our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.

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

Impairment of Long-Lived Assets.   We periodically evaluate long-lived assets other than goodwill and indefinite-lived intangibles for indicators of impairment. Management’s judgments regarding the existence of impairment indicators are based on operational performance and market conditions. Goodwill and indefinite-lived intangible assets, including tradenames and trademarks, are tested for impairment annually. In assessing the recoverability of long-lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair values of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Pension Plan Assumptions.   We maintain non-contributory defined benefit pension plans covering substantially all employees in the United States and a combination of contributory and non-contributory plans in certain non-U.S. locations. Benefits under the United States plans are based on a cash balance formula. Our funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974. In an attempt to anticipate future events, several statistical and other factors are used in calculating the expense, liability and resulting funding requirements related to the plans. These factors include assumptions we make about, among other things, the discount rate, expected return on plan assets, rate of future compensation increases and withdrawal and mortality rates. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense we have recorded or may record, and our cash funding requirements. In determining pension expense for 2004, our assumption for the discount rate for the U.S. plans was 6.0%. In determining the December 31, 2004 liabilities and 2005 pension expense for the U.S. plans, the discount rate was assumed to be 5.9%. The 2004 discount rates for the non-U.S. plans ranged from 2.0% to 5.5%, and are expected to be between 2.0% and 5.25% for 2005. We generally determine the discount rate assumption by constructing a hypothetical portfolio of investments with maturities that mirror the pension obligation. For the year ended December 31, 2004, our assumptions for the expected long-term rates of return on pension plan assets were 8.5% for the U.S. plans and ranged from 3.25% to 3.5% for non-U.S. plans, respectively. The rate for the U.S. plans is not expected to change for 2005. The rate for all non-U.S. plans is expected to be 3.25% in 2005. The expected long-term rate of return on plan assets is reviewed at least annually, taking into account our asset allocation, historical returns on the types of assets in the trust and the current economic environment. Based on these factors, we expect the plan assets will earn an average of 8.5% per year for the U.S. plans and 3.25% per year for the non-U.S. plans over the long-term.

These and other assumptions impacting pension expense could change in the future based on various factors, including, but not limited to, market conditions, asset allocations, and workforce composition. For 2004, our net periodic benefit costs for our U.S. and non-U.S. plans were approximately $11 million and $6 million, respectively. These amounts are approximately the same as 2003 for the U.S. plans and $1 million higher than 2003 for the non-U.S. plans. We expect that the 2005 costs will be approximately $2 million and $1 million higher than 2004 for the U.S. plans and non-U.S. plans, respectively. However, changes in interest rates and market gains or losses could significantly impact post-2005 pension expense and additional funding requirements.

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

In assessing the realizability of the deferred tax assets, we consider all currently available data, our historical U.S. Generally Accepted Accounting Principles (“GAAP”) and taxable earnings and losses by jurisdiction, current financial condition, forecast of future U.S. GAAP and taxable earnings and losses by jurisdiction and other relevant factors. The data considered in determining the realizability of the U.S. valuation allowance includes the tax deductions that we have received or will receive related to the stock options granted under the 2002 Management Stock Option Plan and the 2004 Incentive Compensation Plan. See Note 12, “Shareholders’ Equity and Redeemable Preferred Stock,” to our consolidated financial statements for further discussion. Under the U.S. Internal Revenue Code of 1986, as amended, a company is allowed a deduction on the date of exercise equal to the difference between the fair market value on date of exercise and the exercise price. Due to the significant increase in our share price since the issuance of certain stock options, we have a significant tax deduction that has caused uncertainty regarding the realizability of fully utilizing our Section 382 limitation related to our net operating loss carryforwards and is considered negative evidence in evaluating the need for the U.S. valuation allowance.

If we are unable to generate sufficient future taxable income in a jurisdiction, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our remaining net deferred tax assets resulting in an increase in our effective tax rate and a material adverse impact on our operating results.

See “Tax Credits and Loss Carryforwards” below and Note 11, “Income Taxes,” to our consolidated financial statements for further discussions.

Recent Accounting Developments

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” The revised SFAS No. 123 replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. We will adopt the revised SFAS No. 123 on July 1, 2005 and the provisions will be applied prospectively. In the first half of 2005, we will recognize approximately $3 million of expense under APB Opinion No. 25 related to stock option grants made through December 31, 2004. After adoption of the revised SFAS No. 123, we estimate that we will recognize approximately $8 million of expense during the second half of 2005 from stock option grants made through December 31, 2004 and our employee stock purchase plan. Additional expense may be recognized should future grants be made after January 1, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal inventory costs. SFAS No. 151 requires that abnormal amounts of idle facility costs, freight, handling costs and spoilage are to be recognized as current-period expenses regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. In addition, the allocation of fixed production overhead costs to inventory is to be based on the normal capacity of the production facilities. Unallocated overhead costs are to be recognized as expenses in the period incurred. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on our consolidated financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 retains the disclosure requirements required by the original statement. Additional disclosures have been added which include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. Disclosure of estimated future benefit payments and information about non-U.S. plans is effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The required 2003 and 2004 disclosure provisions have been adopted in the attached consolidated financial statements.

Tax Credits And Loss Carryforwards

Realization of Cancellation of Indebtedness Income.   Subject to certain exceptions, a debtor generally recognizes an amount of cancellation of debt (“COD”) income upon satisfaction of its outstanding indebtedness equal to the excess of (1) the adjusted issue price of the indebtedness satisfied over (2) the sum of the issue price of any new indebtedness issued, the amount of cash paid and the fair market value of any other consideration, including stock of the debtor, given in satisfaction of the indebtedness. As discussed below, there is a bankruptcy exception to the recognition of COD income which applies to us in connection with the reorganization.

A debtor is not required to include COD income in gross income if the debt discharge occurs in a Title 11 case. However, under the U.S. Internal Revenue Code of 1986, as amended, (the “Tax Code”) the debtor must, as of the first day of the next taxable year, reduce its tax attributes (in general, first its NOL carryovers and then tax credits and capital loss carryovers and then the tax basis of its assets) by the amount of COD income excluded from gross income by this exception. As an exception to the order of tax attribute reduction described above, a taxpayer can elect to reduce its tax basis in its depreciable assets first, then its NOL carryovers and then its tax credits and capital loss carryovers.

Since the COD income was realized in a Title 11 case, we are not required to include the COD income in taxable income, but are required to reduce our U.S. NOL carryovers by the amount of the COD income. Our U.S. NOL carryover as of December 31, 2004 was $629.8 million after the amount of COD income realized as a result of the reorganization.

Section 382 Limitation on NOL Carryovers and Other Tax Attributes.   As a result of the consummation of the reorganization, we underwent an “ownership change” within the meaning of section 382 of the Tax Code. As a consequence, after the reorganization, we are subject to limitation on the use of any U.S. NOL carryover incurred prior to the ownership change. Under special provisions of section 382 of the Tax Code applicable to companies in bankruptcy, the limitation is equal to the product of (1) the lesser of (x) the value of the equity of the reorganized debtors immediately after the ownership change and (y) the value of the consolidated gross assets immediately before such change, with certain adjustments and (2) the “long-term tax-exempt rate” in effect for the month of the effective date of the reorganization as published in the Internal Revenue Bulletin of the United States Treasury Department. We elected not to apply the general

U.S. NOL limitation applicable to companies in bankruptcy since application of that rule would result in less favorable treatment than that described above.

If a corporation that undergoes an ownership change has a “net unrealized built-in loss,” subject to certain limitations, any “recognized built-in loss” during the five-year period beginning with the date of the ownership change, referred to as the “recognition period,” is generally treated as a pre-change loss and is subject to the section 382 limitation described above. If the corporation has a “net unrealized built-in gain,” subject to certain limitations, the section 382 limitation for any taxable year within the recognition period will be increased by the “recognized built-in gain” for such taxable year. A net unrealized built-in gain or net unrealized built-in loss exists to the extent the fair market value of the corporation’s assets is more or less, respectively, than the aggregate adjusted tax basis of its assets immediately before the ownership change, provided the resulting net unrealized built-in gain or net unrealized built-in loss is greater than the lesser of (1) 15% of the fair market value of the corporation’s assets and (2) $10 million. Under current IRS administrative policy, the amount of the COD income recognized upon an ownership change is treated as an item of income attributable to the pre-change period under section 382(h)(6) of the Tax Code and such COD income is added to the gross fair market value of the corporation’s assets in determining whether the loss corporation has a net unrealized built-in loss.

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

Alternative Minimum Tax.   A corporation must pay an alternative minimum tax, or AMT, equal to 20% of its alternative minimum taxable income, or AMTI, reduced by certain credits allowable for AMT purposes, to the extent that the AMT exceeds the tax of the corporation calculated at the normal progressive income tax rates. In calculating the AMTI, a corporation’s income and losses are subject to various adjustments. For example, in computing AMTI, a corporation’s NOLs are adjusted for the adjustments and preferences under the AMT sections of the Tax Code and such resulting NOLs can be utilized to offset only 90% of the corporation’s AMTI (100% for NOLs generated or taken as carryforwards in taxable years ending in 2001 or 2002). However, COD income that is excluded from taxable income under the rules discussed above under “Realization of Cancellation of Indebtedness Income” similarly is excluded from AMTI. As a result of limitations on the use of our NOLs and the reduced annual amount of depreciation used in calculating AMTI, it is possible that we may be required to pay AMT even though we may not otherwise be required to pay regular federal income tax.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in interest rates and foreign currency exchange rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. The qualitative and quantitative information presented below summarizes our market risks associated with debt obligations and other significant financial instruments outstanding at December 31, 2004. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 3, 10 and 13 to our consolidated financial statements. No material changes in our market risk have occurred since December 31, 2004.

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

At December 31, 2004, $125.0 million of our term debt was hedged using interest rate swap agreements, which resulted in an average effective borrowing rate of 5.2%. A sensitivity analysis to measure the potential impact that a change in interest rates would have on our net income indicates that a 10% adverse change in interest rates would increase our annual interest expense by approximately $0.1 million based on December 31, 2004 debt positions.

The table below provides information as of December 31, 2004 about our financial instruments that are sensitive to changes in interest rates, including our interest rate swap agreements and long-term debt obligations. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate swap agreements, the table presents the notional amounts and weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(amounts in millions)
Long-term Debt
Fixed Rate	$—	$—	$—	$—	$—	$275.0	$275.0	$306.1
Average interest rate	11.91%	11.91%	11.91%	11.91%	11.91%	11.91%
Variable Rate	$40.0	$—	$—	$118.6	$—	$—	$158.6	$158.6
Average interest rate	5.0%	5.8%	6.1%	6.2%
Interest Rate Swaps
Variable to fixed	$25.0	$—	$100.0	$—	$—	$—	$125.0	$0.2
Average pay rate	5.2%		5.3%
Average receive rate	5.0%		6.1%

Foreign Currency Risk.   We use foreign currency forward contracts to primarily hedge foreign currency transactional exposures. At December 31, 2004, we had foreign currency forward contracts with an aggregated notional amount of $125.0 million. At December 31, 2004, the fair value of outstanding forward foreign currency exchange contracts was a liability of $9.9 million. Gains and losses on forward contracts resulting from revaluations are recorded to foreign exchange gain (loss) and substantially offset the gains and losses on the hedged items in current earnings.

To manage the foreign currency risk on our foreign currency sales outside of the United States, in 2004, we purchased average rate put options for various currencies with characteristics similar to those of our underlying exposure to manage this foreign currency exposure. The terminal value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income until earnings are affected by the cash flows being hedged. At December 31, 2004, we held average rate put options with aggregated notional amounts of approximately $151.2 million. At December 31, 2004, the fair value of outstanding foreign currency option contracts aggregated a $3.0 million asset.

We do not engage in trading or other speculative use of financial instruments. Derivative losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the company’s net income indicates that a 10% adverse change in currency exchange rates would lead to gains/losses of approximately $12.5 million on foreign currency forward contracts outstanding at December 31, 2004. Such gains/losses would be substantially offset by losses/gains from the revaluation or settlement of the underlying positions hedged.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation and under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of the Chief Executive Officer and Chief Financial Officer, management evaluated the Company’s internal control over financial reporting as of December 31, 2004 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 of this document.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 15, 2005, the Governance Committee of the Board of Directors adopted a director compensation policy providing that each person upon first being appointed or elected a director, after January 1, 2005, will receive options equal to a value (based on Black-Scholes or binomial model) of $250,000 on the date of grant. Such options will vest in equal installments on the first, second, and third anniversary of the grant date and have an exercise price equal to the fair market value of the Company's shares on the date the option is granted. The policy adopted also provides that each director, upon completion of three full years of service, will become eligible on the October 3rd following completion of such three years of service and each October 3rd thereafter, for a restricted stock unit award equal to the value of $65,000 per year. The number of restricted stock units awarded will be determined annually by dividing $65,000 by the fair market value of the Company's shares on each October 3rd. The restricted stock units will vest on the first, second and third anniversary of the date the director becomes eligible for the award. The director stock options and the restricted stock units will be granted and administered under the Dade Behring 2004 Incentive Compensation Plan.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required hereunder concerning our directors will appear under the headings “ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE AND RELATED MATTERS” in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required hereunder concerning executive officers can be found in Part I after Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of Dade Behring Holdings, Inc.”

Code of Ethics

The Company has adopted the Dade Behring Holdings, Inc. Standards for Business Conduct which applies to directors, employees and executive officers including the Company’s  Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Dade Behring Holdings, Inc. Standards for Business Conduct on the Investor Relations section of the Company’s website at www.dadebehring.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Dade Behring Holdings, Inc. Standards for Business Conduct for the benefit of any director or executive officer by posting such information on its website at www.dadebehring.com.

The information required hereunder concerning compliance with Section 16(a) of the Securities and Exchange Act will appear under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required hereunder will appear under the headings “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION AND OTHER INFORMATION” in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required hereunder will appear under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2004, about the Company’s outstanding stock options and shares of common stock reserved for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise Of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c) (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by shareholders	989,050	$55.29	3,101,249	(1)
Equity compensation plans not approved by shareholders(2)(3)	3,783,593	$16.13	—
Total	4,772,643	$24.25	3,101,249

(1)   Includes 590,299 shares under the Dade Behring Employee Stock Purchase Plan and 100,000 shares under the Dade Behring Nonemployee Directors' Deferred Stock Compensation Plan, which were approved by the Company's shareholders on May 28, 2003, and includes 2,410,950 shares under the Dade Behring 2004 Incentive Compensation Plan approved by the Company's shareholders on May 26, 2004. The exercise price for options granted under the Dade Behring 2004 Incentive Compensation Plan is equal to the market price of the Company's common stock at the time the option is granted.

(2)   Includes 3,649,926 shares subject to outstanding options as of December 31, 2004, issuable pursuant to the Dade Behring 2002 Management Stock Option Plan and the Dade Behring 2002 Chief Executive Officer Equity Plan. Such options were described in the disclosure statement provided in connection with the plan of reorganization and were part of the plan of reorganization approved by all voting classes of creditors and by the bankruptcy court, effective October 3, 2002.

The 2002 Management Stock Option Plan and 2002 Chief Executive Officer Equity Plan provide for the issuance of up to 7,058,824 stock options. On October 3, 2002, 5,094,300 stock options were granted under these plans. Additional grants of 22,600 stock options were made during the remainder of 2002. The terms for options granted in 2002 under both plans are substantially the same. Forty percent of such stock options vested on January 1, 2003, with an additional 20% vesting and exercisable at the end of each of the first, second and third anniversaries of the grant date. The strike price for the 2002 options was $14.72. On February 28, 2003, 157,400 stock options were granted under the 2002 Management Stock Option Plan. The strike price was $16.79. On October 3, 2003, 1,672,892 stock options were granted under the plans. The strike price was $18.40. Forty percent of the options awarded during 2003 vested and were exercisable on the respective grant dates, with an additional 20% vesting and becoming exercisable at the end of each of the first, second and third anniversaries of the grant dates. The remaining options granted under the 2002 Management Stock Option Plan have the same vesting schedule and the plan formula $18.40 exercise price. All option awards issued to executive officers are determined by the Board of Directors and option awards issued to all other participants are determined by the Chief Executive Officer. Accelerated vesting occurs upon a change of control (as defined in the 2002 Management Stock Option Plan or 2002 Chief Executive Officer Equity Plan, as applicable) or termination without cause. In addition, under the 2002 Chief Executive Officer Equity Plan, acceleration of vesting to the next vesting tranche occurs if the Chief Executive Officer's employment is terminated for good reason or due to the Chief Executive Officer's death or disability and upon such death or disability, the period for exercise is extended to 12 months. Vested and exercisable options generally expire on the earlier of (1) the tenth anniversary of the date of grant, (2) the six-month anniversary of the employee's termination date if such termination was the result of death or disability, (3) the 90th day following an employee's termination date if such termination was the result of anything other than death, disability or termination for cause, or (4) immediately upon termination for cause. Upon a change in control as defined in the option plans, the options can be converted, cashed out or otherwise dealt with in accordance with the option plans.

(3)   Includes 133,667 shares subject to outstanding options as of December 31, 2004, issuable  pursuant to the Dade Behring 2002 Director Stock Option Plan. Under this plan, options to purchase 25,000 shares of common stock with an exercise price of $14.72 per share were granted to each of six non-employee Directors in October 2002. These grants were made to attract and retain qualified persons who are not employees of Dade Behring for service as members of the Board of Directors by providing such members with an interest in Dade Behring's success and progress. The options vest and become exercisable in three installments on the first, second and third anniversaries of October 3, 2002. Vested and exercisable options expire on the earliest of (1) October 24, 2012, (2) the six month anniversary of a director's termination date, if such termination was the result of death or disability, or (3) the 90th day following a director's termination date, if such termination was the result of anything other than death or disability. The aforementioned grants represent all of the shares issuable under the Dade Behring 2002 Director Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Dade Behring has no relationships or related transactions to report pursuant to Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required hereunder will appear under the subsection titled “Independent Registered Public Accounting Firm Fees” under the caption “AUDIT COMMITTEE INFORMATION” in our Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          The following documents are filed as part of this report.

(i)             Financial Statements and Schedules—See “Index to Financial Statements and Schedules” on page F-1 hereof.

(ii)         Exhibits—See “Exhibit Index” on page X-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
By:	/s/ JOHN M. DUFFEY
John M. Duffey Senior Vice President and Chief Financial Officer

March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES W.P. REID-ANDERSON	Chairman, President and Chief
James W.P. Reid-Anderson	Executive Officer, Director	March 16, 2005
(Principal Executive Officer)
/s/ JOHN M. DUFFEY	Senior Vice President and Chief
John M. Duffey	Financial Officer (Principal Financial	March 16, 2005
and Accounting Officer)
/s/ N. LEIGH ANDERSON	Director	March 16, 2005
N. Leigh Anderson
/s/ JAMES G. ANDRESS	Director	March 16, 2005
James G. Andress
/s/ JEFFREY D. BENJAMIN	Director	March 16, 2005
Jeffrey D. Benjamin

/s/ ALAN S. COOPER	Director	March 16, 2005
Alan S. Cooper

/s/ RICHARD W. ROEDEL	Director	March 16, 2005
Richard W. Roedel
/s/ SAMUEL K. SKINNER	Director	March 16, 2005
Samuel K. Skinner

Dade Behring Holdings, Inc.
Index to Financial Statements and Schedules

Page
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (Successor Company)	F-2
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (Predecessor Company)	F-4
Consolidated Balance Sheets as of December 31, 2004 and 2003 (Successor Company)	F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004 and 2003, the period ended December 31, 2002 (Successor Company) and the period ended October 1, 2002 (Predecessor Company)

F-6

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2004 and 2003, the period ended December 31, 2002 (Successor Company) and the period ended October 1, 2002 (Predecessor Company)

F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the period ended December 31, 2002 (Successor Company) and the period ended October 1, 2002 (Predecessor Company)	F-9
Notes to Consolidated Financial Statements	F-10
Financial Statement Schedule (Predecessor Company)	F-56
Financial Statement Schedule (Successor Company)	F-57

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc.:

We have completed an integrated audit of Dade Behring Holdings, Inc.’s (the Successor Company) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of the Successor Company’s consolidated financial statements as of and for the year ended December 31, 2003 and as of December 31, 2002 and for the period from October 2, 2002 to December 31, 2002 in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dade Behring Holdings, Inc. (Successor Company) at December 31, 2004 and 2003, and the results of  their operations and their cash flows for the years then ended and the period from October 2, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the Successor Company financial statement schedule listed in the index appearing under Item 15(a)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Successor Company consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, the United States Bankruptcy Court for the Northern District of Illinois confirmed the Company’s Joint Chapter 11 Plan of Reorganization (the “plan”) on September 18, 2002. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before August 1, 2002 and substantially terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on October 3, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of October 1, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc.:

In our opinion, the consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity (deficit), and of cash flows of Dade Behring Holdings, Inc. and its subsidiaries (the Predecessor Company) listed in the accompanying index present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2002 to October 1, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Predecessor Company financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Predecessor Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company filed a petition on August 1, 2002 with the United States Bankruptcy Court for the Northern District of Illinois for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Joint Chapter 11 Plan of Reorganization was substantially consummated on October 3, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

As discussed in Note 3, the Predecessor Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 24, 2003

Dade Behring Holdings, Inc.
Consolidated Balance Sheets

	Successor Company
	December 31, 2004	December 31, 2003
	(Dollars in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$30.0	$79.5
Accounts receivable, net	318.1	293.6
Inventories	168.8	177.6
Prepaid expenses and other current assets	15.4	18.1
Deferred income taxes	7.5	1.0
Total current assets	539.8	569.8
Property, plant and equipment, net	446.3	427.7
Debt issuance costs, net	9.9	15.6
Deferred income taxes	16.0	7.9
Identifiable intangible assets, net	396.8	409.8
Goodwill	466.0	514.6
Other assets	29.6	25.9
Total assets	$1,904.4	$1,971.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$8.6	$4.8
Accounts payable	81.5	89.7
Accrued liabilities	274.9	257.2
Total current liabilities	365.0	351.7
Long-term debt	433.6	643.4
Deferred income taxes	102.1	108.2
Other liabilities	158.5	171.7
Total liabilities	1,059.2	1,275.0
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $.01 par value; 65,000,000 shares authorized at December 31, 2004 and 2003, respectively, 43,694,499 and 41,411,506 shares issued and outstanding at December 31, 2004 and 2003, respectively	0.4	0.4
Additional paid-in capital	733.0	686.1
Unearned stock-based compensation	(8.1)	(10.6)
Retained earnings (accumulated deficit)	79.4	(0.5)
Accumulated other comprehensive income	40.5	20.9
Total shareholders’ equity	845.2	696.3
Total liabilities and shareholders’ equity	$1,904.4	$1,971.3

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended December 31, 2002	Period Ended October 1, 2002
	(Dollars in millions, except per share data)
Net sales	$1,559.8	$1,436.4	$347.1	$934.4
Cost of goods sold	704.8	678.2	228.8	467.5
Gross profit	855.0	758.2	118.3	466.9
Operating costs and expenses:
Marketing and administrative expenses	529.2	493.9	124.5	322.9
Research and development expenses	134.0	117.5	28.8	65.3
Cost reduction programs expense	—	—	—	2.9
Restructuring expense, net	—	(0.9)	—	(2.8)
Income (loss) from operations	191.8	147.7	(35.0)	78.6
Other (expense) income:
Interest expense (Contractual interest expense was $99.7 for the period ended October 1, 2002, Note 1)	(64.0)	(77.8)	(19.5)	(91.9)
Interest income	2.4	3.1	0.9	2.7
Balance sheet restructuring costs	—	—	—	(21.2)
Foreign exchange gain (loss)	(2.5)	0.8	3.8	(1.8)
Loss on redemption/purchase of senior subordinated notes	(5.0)	—	—	—
Other	(2.3)	0.5	2.0	(2.7)
Income (loss) before reorganization items, income tax and cumulative effect of change in accounting principle	120.4	74.3	(47.8)	(36.3)
Reorganization items:
Gain on extinguishment of debt	—	—	—	786.3
Fresh-start adjustments	—	—	—	816.6
Reorganization costs	—	—	(2.2)	(35.4)
Income (loss) before income tax and cumulative effect of change in accounting principle	120.4	74.3	(50.0)	1,531.2
Income tax expense (benefit)	40.5	26.2	(1.4)	20.1
Income (loss) before cumulative effect of change in accounting principle	79.9	48.1	(48.6)	1,511.1
Cumulative effect of change in accounting principle, net of tax	—	—	—	20.0
Net income (loss)	79.9	48.1	(48.6)	1,531.1
Other comprehensive income (loss), before income tax:
Foreign currency translation adjustments	21.3	36.0	16.1	2.2
Additional minimum pension liability adjustment	(4.4)	(8.9)	(8.7)	(14.3)
Net gain (loss) on derivative instruments	2.6	(2.9)	(4.5)	(0.8)
Income tax effects related to items of comprehensive income (loss)	(0.1)	(3.5)	9.7	(0.3)
Other comprehensive income (loss), net of income tax	19.6	27.7	(6.8)	(12.6)
Comprehensive income (loss)	$99.5	$75.8	$(55.4)	$1,518.5
Basic net income (loss) per Successor Company common share:	$1.86	$1.19	$(1.22)
Diluted net income (loss) per Successor Company common share:	$1.76	$1.15	$(1.22)

Dade Behring Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Continued)

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended December 31, 2002	Period Ended October 1, 2002
	(Dollars in millions, except per share data)
Basic income (loss) per Predecessor Company Class L and Common shares:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle
Class L common share				$31.22
Common share				30.28
Cumulative effect of change in accounting principle
Class L common share				.40
Common share				.40
Net income (loss)
Class L common share				$31.62
Common share				30.68
Diluted income (loss) per Predecessor Company Class L and Common shares:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle
Class L common share				$31.22
Common share				25.36
Cumulative effect of change in accounting principle
Class L common share				.40
Common share				.34
Net income (loss)
Class L common share				$31.62
Common share				25.70

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Dollars in millions, except share-related data)

Predecessor Company Common Stock
	Class L Common Stock				Common Stock				Class B
	Outstanding		Treasury Stock		Outstanding		Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor Company balance at December 31, 2001	6,714,520	$70.0	(2,105,968)	$(55.9)	58,336,804	$0.6	(19,242,844)	$(316.2)	6,000,000	$0.1
Net income
Amortization of unearned stock-based compensation
Forfeiture of stock options
Accumulation of dividends on Redeemable Preferred Stock
Net loss on derivative instruments, net of income taxes
Reclassification of net loss on derivative instruments, net of income taxes, to earnings
Minimum pension liability adjustment, net of income taxes
Cumulative translation adjustment, net of income taxes
Fresh-start adjustments to equity accounts and cancellation of stock	(6,714,520)	(70.0)	2,105,968	55.9	(58,336,804)	(0.6)	19,242,844	316.2	(6,000,000)	(0.1)
Predecessor Company balance at October 1, 2002	—	—	—	—	—	—	—	—	—	—
Successor Company balance at October 2, 2002	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Fresh-start adjustment to equity accounts and issuance of stock
Issuance of stock
Net loss
Net loss on derivative instruments, net of income taxes
Minimum pension liability adjustment, net of income taxes
Cumulative translation adjustment, net of income taxes
Successor Company balance at December 31, 2002	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Net income
Issuance of stock—management grant
Issuance of stock—employee share purchase program
Issuance of stock options
Exercise of stock options
Amortization of unearned stock-based compensation
Net loss on derivative instruments, net of income taxes
Minimum pension liability adjustment, net of income taxes
Cumulative translation adjustment, net of income taxes
Successor Company balance at December 31, 2003	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Net income
Issuance of stock—employee share purchase program
Issuance of stock options
Exercise of stock options
Income tax benefit from stock transactions
Amortization of unearned stock-based compensation
Net gain on derivative instruments, net of income taxes
Minimum pension liability adjustment, net of income taxes
Cumulative translation adjustment, net of income taxes
Successor Company balance at December 31, 2004	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

					Retained	Accumulated	Total
	Successor Company		Additional	Unearned	Earnings	Other	Shareholders’
	Common Stock		Paid-in	Stock-Based	(Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	(Deficit)
Predecessor Company balance at December 31, 2001	—	$—	$477.3	$(2.4)	$(894.2)	$(160.8)	$(881.5)
Net income					1,531.1		1,531.1
Amortization of unearned stock-based compensation				1.0			1.0
Forfeiture of stock options			(0.2)	0.2			—
Accumulation of dividends on Redeemable Preferred Stock					(1.7)		(1.7)
Net loss on derivative instruments, net of income taxes						(0.5)	(0.5)
Reclassification of net loss on derivative instruments, net of income taxes, to earnings						1.3	1.3
Minimum pension liability adjustment, net of income taxes						(14.3)	(14.3)
Cumulative translation adjustment, net of income taxes						2.2	2.2
Fresh-start adjustments to equity accounts and cancellation of stock	—	—	(477.1)	1.2	(635.2)	172.1	(637.6)
Predecessor Company balance at October 1, 2002	—	—	—	—	—	—	—
Successor Company balance at October 2, 2002	—	$—	$—	$—	$—	$—	$—
Fresh-start adjustment to equity accounts and issuance of stock	39,529,479	0.4	637.2				637.6
Issuance of stock	400,000		5.9				5.9
Net loss					(48.6)		(48.6)
Net loss on derivative instruments, net of income taxes						(4.5)	(4.5)
Minimum pension liability adjustment, net of income taxes						(8.7)	(8.7)
Cumulative translation adjustment, net of income taxes						6.4	6.4
Successor Company balance at December 31, 2002	39,929,479	0.4	643.1	—	(48.6)	(6.8)	588.1
Net income					48.1		48.1
Issuance of stock—management grant	70,588		1.3				1.3
Issuance of stock—employee share purchase program	145,333		2.8				2.8
Issuance of stock options			19.8	(19.8)
Exercise of stock options	1,266,106		19.1				19.1
Amortization of unearned stock-based compensation				9.2			9.2
Net loss on derivative instruments, net of income taxes						(2.9)	(2.9)
Minimum pension liability adjustment, net of income taxes						(8.9)	(8.9)
Cumulative translation adjustment, net of income taxes						39.5	39.5
Successor Company balance at December 31, 2003	41,411,506	0.4	686.1	(10.6)	(0.5)	20.9	696.3
Net income					79.9		79.9
Issuance of stock—employee share purchase program	264,368		8.6				8.6
Issuance of stock options			3.9	(3.9)			—
Exercise of stock options	2,018,625		30.9				30.9
Income tax benefit from stock transactions			3.5				3.5
Amortization of unearned stock-based compensation				6.4			6.4
Net gain on derivative instruments, net of income taxes						2.6	2.6
Minimum pension liability adjustment, net of income taxes						(4.3)	(4.3)
Cumulative translation adjustment, net of income taxes						21.3	21.3
Successor Company balance at December 31, 2004	43,694,499	$0.4	$733.0	$(8.1)	$79.4	$40.5	$845.2

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Cash Flows

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended December 31, 2002	Period Ended October 1, 2002
		(Dollars in millions )
Operating Activities:
Net income (loss)	$79.9	$48.1	$(48.6)	$1,531.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on extinguishment of debt	—	—	—	(786.3)
Fresh-start adjustments	—	—	57.3	(816.6)
Cumulative effect of change in accounting principle	—	—	—	(20.0)
Depreciation and amortization expense	152.8	136.7	30.3	86.5
Net loss (gain) on disposal of fixed assets	4.5	3.2	(0.3)	5.8
Stock-based compensation expense	6.4	10.5	5.9	1.0
Other non-cash charges	—	—	0.1	0.8
Provisions for restructuring reserve, net	—	(0.9)	—	(2.8)
Payments from restructuring reserves	(0.4)	(3.7)	(1.0)	(18.0)
Deferred income taxes	27.8	16.3	(3.6)	14.3
Changes in balance sheet items:
Accounts receivable, net	(176.3)	(155.2)	(37.1)	(79.6)
Sale of trade receivables	167.4	181.1	36.2	73.5
Inventories	18.9	13.1	21.1	17.6
Prepaid expenses and other current assets	2.9	1.8	(3.7)	(0.2)
Accounts payable	(10.8)	5.7	1.7	(13.8)
Accrued liabilities	(2.2)	11.9	11.4	47.3
Lease receivables	(45.7)	(1.0)	(1.6)	3.3
Sale of lease receivables	44.9	—	—	—
Other, net	(20.6)	(13.2)	3.0	(11.4)
Net cash flow provided by operating activities	249.5	254.4	71.1	32.5
Investing Activities:
Capital expenditures	(131.8)	(112.6)	(36.1)	(65.2)
Proceeds from sale of assets	—	1.2	1.5	—
Decrease (increase) in restricted cash	—	7.9	1.8	(4.6)
Net cash flow utilized for investing activities	(131.8)	(103.5)	(32.8)	(69.8)
Financing Activities:
Net proceeds (repayments) related to short-term debt	3.0	(1.4)	(4.3)	(54.6)
Repayments of borrowings under new bank credit agreement	(169.9)	(125.4)	—	—
Redemption / purchase of senior subordinated notes	(40.3)	—	—	—
Proceeds from exercise of stock options	30.9	19.1	—	—
Proceeds from employee stock purchase plan	8.6	2.8	—	—
Payment of debt issuance costs	(0.3)	(4.5)	—	(14.7)
Payments to bank debt lenders and senior subordinated note holders per the Plan of Reorganization	—	—	—	(409.0)
Proceeds from borrowings under new term loan facility	—	—	—	450.0
Proceeds from borrowings under new revolving credit facility	—	—	—	17.5
Net repayments of borrowings under new revolving credit facility	—	—	(17.5)	—
Repayments of borrowings related to former revolving credit facility	—	—	—	(6.2)
Repayments of borrowings under former bank credit agreement	—	—	—	(17.5)
Net cash flow utilized for financing activities	(168.0)	(109.4)	(21.8)	(34.5)
Effect of foreign exchange rates on cash	0.8	2.5	1.1	2.9
Net (decrease) increase in cash and cash equivalents	(49.5)	44.0	17.6	(68.9)
Cash and Cash Equivalents:
Beginning of Period	79.5	35.5	17.9	86.8
End of Period	$30.0	$79.5	$35.5	$17.9
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$59.1	$73.7	$13.6	$58.6
Cash paid during the period for income taxes	12.3	10.1	2.2	5.8
Non-Cash Supplemental Disclosure of Cash Flow Information:
Accumulation of dividends on Redeemable Preferred Stock	NA	N/A	N/A	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Notes To Consolidated Financial Statements

1.   Organization, Business and Plan of Reorganization

Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”), formerly Dade International, Inc. (collectively, the “Company”). The Company develops, manufactures and markets clinical diagnostic instruments, reagents, consumable supplies and services worldwide.

Prior to the reorganization described below, Bain Capital, Inc., GS Capital Partners, L.P. (an affiliate of Goldman Sachs Group, L.P.), their respective related investors, Aventis S.A. and certain of its affiliates (“Aventis S.A.”) and the management of the Company owned substantially all of the capital stock of the Company.

At December 31, 2001, the Company was in violation of the minimum interest coverage and maximum leverage ratio covenants in its then existing bank credit agreement. Moreover, by cross-default provisions, the Company was in default of the terms of its then existing senior subordinated notes. Although the Company was able to negotiate forbearance from its creditors through July 23, 2001 in the form of temporary waivers, the negotiation process did not result in an amendment to the then existing credit agreement or extended waivers. Per the then existing credit agreement, the Company was required to make significant principal payments on its existing indebtedness beginning in 2001 and continuing thereafter which required the Company to either raise sufficient funds from operations or other sources or to refinance or restructure maturing indebtedness. Accordingly, the Company negotiated with its creditors to effectuate a consensual restructuring of the Company’s capital structure. Subsequent to December 31, 2001, the Company reached agreement in principle on a new capital structure with the representatives of the complete set of holders of its then existing senior debt (defined as the revolver and term loans under the then existing credit agreement) and then existing senior subordinated notes and received written legal confirmation of their vote of approval of a reorganization plan from a majority of the creditors. As described further below, in 2002 the Company implemented the debt restructuring by reorganizing the business under Chapter 11 of the United States Bankruptcy Code.

On August 1, 2002, Dade Behring Holdings, Inc. and certain of its wholly-owned direct and indirect domestic subsidiaries, including DBI, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the Northern District of Illinois (“Bankruptcy Court”). The companies party to the bankruptcy proceedings are collectively referred to as the “Debtors.” On August 1, 2002, the Debtors filed their Disclosure Statement for their Joint Chapter 11 Plan of Reorganization (“POR”). All other subsidiaries of Dade Behring Holdings, Inc., which primarily operate outside of the United States, did not file for relief under the United States Bankruptcy Code. On September 18, 2002, the Bankruptcy Court confirmed the POR. All conditions under the confirmation of the POR were subsequently met, and the POR became effective on October 3, 2002, resulting in the Debtors effecting a new capital structure.

The POR and associated new senior credit agreement / capital structure provided for the following:

•       A restructuring of the Company’s debt occurred that reduced the principal amount of the Company’s outstanding indebtedness by approximately $678.2 million and converted that debt into equity. This was accomplished by retiring existing senior debt and 11 1/8% senior subordinated notes, issuing approximately 40,000,000 shares of new common stock (65,000,000 shares are currently authorized), and replacing the old debt with the new debt described below. The new common stock was issued to the holders of existing senior debt, senior subordinated notes and management.

•       All preferred and common stock existing prior to the filing of the POR, as well as all options, warrants, and rights to purchase or otherwise receive common stock existing prior to the filing of the POR were cancelled.

•       Management incentive plans were established that provided for issuing new common stock and granting new stock option awards to employees. As of October 3, 2002, 16% of the Company’s fully diluted new common equity (consisting of 7,529,412 common shares) was set aside for officers and certain other employees for the issuance of options and stock awards. This 16% was fully diluted after giving effect to the issuance of options and stock awards. All stock awards provided for in the management incentive plans, totaling 470,588 shares, have been issued. Nearly all of the 7,058,824 option awards provided for in the management incentive plans have been issued. See Note 12, “Shareholders’ Equity and Redeemable Preferred Stock,” for further information.

•       A new senior revolving credit facility in the amount of $125 million (no borrowings outstanding at December 31, 2004) and a new senior term loan facility of $450 million ($158.6 million outstanding at December 31, 2004) (both of which include the ability to borrow in Euros) were established (collectively the “Credit Facility”). New 11.91% senior subordinated notes of $315.3 million were issued ($275.0 million outstanding at December 31, 2004), which did not result in a cash infusion into the Company. During 2002, 2003 and 2004, the Company’s term loan facility was amended. See Note 10, “Debt,” for further discussion.

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

2.   Fresh-Start Reporting

Upon emergence from bankruptcy, the consolidated financial statements of the Company are presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In conformity with the procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocated reorganization value to net assets and any excess of reorganization value not allocated to specific tangible or identified intangible assets is reported as an intangible asset representing reorganization value in excess of amounts allocable to identifiable assets. The Company has included such amounts in goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” All liabilities existing at the POR confirmation date, other than deferred taxes, are required to be stated at present values of amounts to be paid. New accounting pronouncements that were to be required in the financial statements within twelve months following the adoption of fresh-start reporting have been adopted at the same time fresh-start reporting was adopted.

Although the POR became effective on October 3, 2002, for financial reporting convenience purposes, the Company recorded the adjustments necessitated by SOP 90-7 on October 1, 2002. As a result of the Company’s emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, consolidated financial statements for the Company for the periods commencing on October 2, 2002 are referred to as the “Successor Company” and are not comparable with any periods prior to October 1, 2002, which are referred to as the “Predecessor Company.” Aside from the effects of fresh-start reporting and new accounting pronouncements adopted on October 2, 2002 (see Note 3), the Successor Company follows the same accounting policies as the Predecessor Company. All references in these notes to the period ended October 1, 2002 (which represents the period from January 1, 2002 through October 1, 2002) are to the Predecessor Company. All references to the period ended December 31, 2002 (which represents the period from October 2, 2002 through December 31, 2002) and the years ended December 31, 2004 and 2003 are to the Successor Company.

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

Reorganization value is defined by SOP 90-7 as “the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.” This value was derived by adding the fair value of all liabilities ($394.8 million) to the Company’s enterprise value ($1,454.0 million). The Company’s reorganization value was $1,848.8 million, which was less than the total postpetition liabilities and allowed claims of approximately $2,007.2 million. The enterprise value is defined as the total value of Dade Behring Holdings, Inc. and subsidiaries as a going concern (i.e. the fair value of assets, net of liabilities excluding bank debt and senior subordinated notes). The Company’s enterprise value was determined based on consideration of many factors and by reliance on various valuation techniques, including comparable company analysis and two discounted cash flow analyses. The factors considered included, but were not limited to, the following:

•       Forecasted operating and cash flow results which gave effect to the estimated impact of the changes in the Company’s capital structure contemplated by the Plan of Reorganization;

•       Discounted cash flow analyses using an EBITDA multiple or a perpetual growth rate to determine a terminal value;

•       Estimated values of the Company’s net operating loss carryforwards;

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

The consolidated statement of operations for the period ended October 1, 2002 reflects gains of $786.3 million related to the discharge of indebtedness in accordance with the POR and $816.6 million related to fresh-start adjustments. The following summarizes the effects of fresh-start reporting on the Company’s consolidated balance sheets (in millions):

	Predecessor Company (before adjustments) October 1, 2002	Effect of POR and Fresh-Start Reporting Adjustments		Successor Company (after adjustments) October 2, 2002
Assets
Current assets:
Cash and cash equivalents	$57.1	$(39.2	)(a)	$17.9
Restricted cash	9.0	—		9.0
Accounts receivable, net	279.7	—		279.7
Inventories	191.8	56.8	(b)	248.6
Prepaid expenses and other current assets	14.9	—		14.9
Deferred income taxes	3.0	(2.6	)(c)	0.4
Total current assets	555.5	15.0		570.5
Property, plant and equipment, net	316.8	51.0	(d)	367.8
Debt issuance costs, net	24.4	(9.7	)(e)	14.7
Goodwill, net	110.3	434.6	(f)	544.9
Deferred income taxes	12.2	(9.2	)(c)	3.0
Identifiable intangible and other assets	83.7	356.9	(g)	440.6
Total assets	$1,102.9	$838.6		$1,941.5
Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current liabilities:
Short-term debt	$71.1	$(60.7	)(h)	$10.4
Current portion of long-term debt and lease obligations	—	17.5	(i)	17.5
Accounts payable	72.6	—		72.6
Accrued liabilities	215.5	(9.8	)(j)	205.7
Total current liabilities not subject to compromise	359.2	(53.0)		306.2
Deferred income taxes and other liabilities	153.7	78.7	(k)	232.4
Long-term bank debt	—	450.0	(i)	450.0
Senior subordinated notes	—	315.3	(l)	315.3
Total liabilities not subject to compromise	512.9	791.0		1,303.9
Liabilities subject to compromise:
Current liabilities:
Bank debt	1,111.0	(1,111.0	)(i)	—
Senior subordinated notes	350.0	(350.0	)(l)	—
Accrued interest on senior subordinated notes	73.9	(73.9	)(m)	—
Total liabilities subject to compromise	1,534.9	(1,534.9)		—
Total liabilities	2,047.8	(743.9)		1,303.9
Redeemable preferred stock	20.4	(20.4	)(n)	—
Shareholders’ equity (deficit):
Common stock, all classes	70.7	(70.3	)(n)	0.4
Treasury stock	(372.1)	372.1	(n)	—
Additional paid-in capital	477.1	160.1	(o)	637.2
Unearned stock-based compensation	(1.2)	1.2	(n)	—
Accumulated deficit	(967.7)	967.7	(p)	—
Accumulated other comprehensive loss	(172.1)	172.1	(p)	—
Total shareholders’ equity (deficit)	(965.3)	1,602.9		637.6
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$1,102.9	$838.6		$1,941.5

The explanation of the “Effect of POR and Fresh-Start Reporting” column of the preceding consolidated balance sheet is as follows:

(a)              Cash and cash equivalents have been adjusted to reflect the amount of cash that was paid to pre-bankruptcy senior secured debt holders ($400.0 million), certain old senior subordinated noteholders in accordance with POR ($9.0 million), lenders of short-term debt ($60.7 million), as well as the payment of deferred financing fees ($14.7 million), a settlement amount ($19.0 million; see Reorganization Costs in Note 3), and other professional fees ($3.3 million), net of new borrowings on October 3, 2002 under the new term loan ($450.0 million) and revolving loan ($17.5 million) portions of the Emergence Facility (see Note 10, “Debt”).

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

(f)               Goodwill existing prior to the Company’s emergence from bankruptcy of $110.3 million has been written-off as required by fresh-start reporting. New goodwill representing reorganization value in excess of amounts allocated to identifiable assets pursuant to SOP 90-7 of $544.9 million was recorded, which includes $104.5 million related to deferred tax liabilities provided as a result of fresh-start adjustments. Per SFAS No. 142, reorganization value in excess of amounts allocated to identifiable assets is not amortized, but rather, will be tested at least annually for impairment.

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
$372.0 million

The amortization periods are based on the valuation techniques utilized in the appraisal used to determine their fair value. For customer relationships, the amortization period is an estimate of the periods during which the Company will benefit from existing customer relationships. The estimate included consideration of historical and projected sales and customer retention rates. For developed technology, the amortization period is an estimate of the remaining life of the Company’s existing technologies. Tradenames and trademarks are not subject to amortization as they have an indefinite life.

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

(n)             Redeemable preferred stock, common stock, treasury stock, and unearned stock-based compensation have been adjusted to reflect the cancellation of all classes of stock existing prior to the Company’s emergence from bankruptcy. Common stock was also adjusted to reflect the issuance of new common stock post-emergence ($0.4 million).

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

Revenue Recognition

The Company manufactures and markets a broad offering of clinical diagnostic products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services.Revenue related to the sale of instruments, reagents and consumables represents the vast majority of the Company’s sales.The Company recognizes revenue from the sale of instruments, reagents and consumables upon delivery. Revenue for maintenance services is recognized as the services are provided.

Instruments are sold outright to customers or via sales-type lease arrangements. Instruments are also leased to customers pursuant to operating leases. Under operating lease arrangements, the cost of the instruments is carried on the Company’s balance sheet and amortized to cost of sales over the useful life of the equipment.

The Company provides most of its products and services as part of bundled contract arrangements, which contain multiple deliverable elements. Revenues under these bundled arrangements are allocated among the contract’s constituent elements (principally instruments, reagents, consumables and service) based upon the estimated fair value of each element as determined by reference to verifiable objective evidence. The Company’s principal point of reference in making this determination is the amount of revenue realized when products and services are sold separately in stand-alone transactions.

Shipping and handling charges are recognized as revenue when the product is delivered to the customer. The Company does not accept product returns.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. Cash equivalents include nil and $31.0 million invested in short-term money market investments at December 31, 2004 and 2003, respectively.

Accounts Receivable

Accounts receivable are net of bad debt reserves of $16.3 million and $8.7 million at December 31, 2004 and 2003, respectively. Accounts receivable are unsecured. The Company factors certain trade receivables at face value to third-party financial institutions. These transactions are recorded as asset sales when control has been surrendered. In certain instances, the Company pays interest to the financial institutions at variable rates until amounts sold are collected. In conjunction with the adoption of fresh-start reporting as discussed above, accounts receivable were adjusted to their fair market value and, accordingly, the allowance for bad debts was reduced to zero on October 2, 2002.

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

Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. During the year ended December 31, 2004, $44.9 million of lease receivables were sold to a financial institution. These sales resulted in losses of $2.5 million. The losses are included in other expense on the accompanying statement of operations. Lease receivables which were not sold are included in other assets on the accompanying balance sheet and total $16.9 million and $16.0 million at December 31, 2004 and 2003, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	3 to 10 years
Equipment placed with customers	5 years
Internal-use software	3 to 5 years

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

Goodwill

Goodwill represents the reorganization intangible recognized in fresh-start reporting, and has an indefinite life. It is tested for impairment at the reporting unit level at least annually and if events or changes in circumstances occur that would reduce the fair value of a reporting unit below its carrying value.

As discussed in Note 16, effective January 1, 2004, the Company implemented changes to the GCM organizational structure. Accordingly, the reporting segments changed at that time. The countries in South America and Central America, as well as Mexico, which were previously managed as part of GCM-International, became part of GCM-North America. GCM-North America was thus renamed GCM-Americas. The goodwill allocation by segment below was not affected by this change in organizational structure because no goodwill was initially allocated to GCM-International or the countries impacted by the change.

Goodwill at December 31, 2004 aggregated $466.0 million, and was allocated as follows: $350.1 million to Global Operations and $115.9 million to Global Customer Management-Americas. Goodwill at December 31, 2003 aggregated $514.6 million, and was allocated as follows: $386.6 million to Global Operations and $128.0 million to Global Customer Management-Americas.

Reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied are first credited to goodwill. Likewise, revisions to the tax bases of assets and liabilities as of the date fresh-start reporting was applied results in changes to goodwill. Accordingly, $30.7 million and $22.2 million of decreases to certain deferred tax asset valuation allowances and revisions to tax bases during the years ended December 31, 2004 and 2003, respectively, resulted in corresponding reductions to goodwill. The decreases in valuation allowances are due to the profitability of the Company in certain jurisdictions. Furthermore, goodwill was reduced by $17.9 million and $6.2 million during the years ended December 31, 2004 and 2003, respectively, related to tax benefits as the Company’s employees exercise non-qualified stock options. Due to the existence of valuation allowances, goodwill was reduced by the tax benefit of the stock option deduction rather than being recognized in shareholders’ equity. Upon reversal of the valuation allowances, the tax benefits will be allocated to shareholders’ equity. The total reduction in goodwill of $48.6 million in 2004 was allocated by segment as follows: $36.5 million to Global Operations and $12.1 million to Global Customer Management-Americas. The total reduction in goodwill of $28.4 million in 2003 was allocated by segment as follows: $21.3 million to Global Operations and $7.1 million to Global Customer Management-Americas.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” Among other things, SFAS No. 141 requires that the amount the fair value of net assets exceeds the cost of the acquired entity, after the pro rata reduction of certain acquired assets (“negative goodwill”), be recognized as a change in accounting principle upon adoption. As such, unamortized negative goodwill at December 31, 2001 aggregating $20.0 million was recognized as the cumulative effect of a change in accounting principle on January 1, 2002. With the adoption of SFAS No. 142 on January 1, 2002, the Company also ceased amortizing goodwill.

Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives.

Identifiable intangible assets consist of the following at (in millions):

		December 31, 2004			December 31, 2003
	Lives (Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	134.6	$(31.1)	103.5	130.7	$(16.8)	113.9
Developed technology	6 to 10	145.0	(45.5)	99.5	133.5	(24.3)	109.2
Internally developed software	5 to 10	59.1	(14.2)	44.9	42.6	(5.8)	36.8
Patents	9 to 11	18.9	(5.0)	13.9	17.5	(2.6)	14.9
		$492.6	$(95.8)	$396.8	$459.3	$(49.5)	$409.8

Amortization expense totaled $42.8 million, $38.5 million, $8.6 million and $11.4 million for the years ended December 31, 2004 and 2003 and the periods ended December 31, 2002 and October 1, 2002, respectively. The estimated amount of amortization expense for the identifiable intangible assets for each full year from 2005 through 2009 is as follows: $44.5 million, $42.8 million, $41.5 million, $37.5 million and $26.9 million, respectively. As a result of fresh-start reporting, new types of identifiable intangible assets were recognized on October 2, 2002.

Debt Issuance Costs

Debt issuance costs are being amortized over the applicable terms of the associated bank credit and senior subordinated notes agreements. As a result of the POR, the unamortized debt issuance costs at October 1, 2002 were written off as a component of the gain on extinguishment of debt. At December 31, 2004 and 2003, debt issuance costs associated with the Company’s new debt agreements totaled $9.9 million and $15.6 million, respectively, net of accumulated amortization of $9.5 million and $3.6 million, respectively. In conjunction with amendments to the term loan facility in March 2004 and October 2003, the Company paid approximately $0.3 million and $4.5 million, respectively, which was capitalized as deferred financing fees and is being amortized as interest expense over the remaining five-year term of the loans.

Shipping and Handling Costs

Gross shipping, handling and other warehousing costs of $74.0 million, $68.8 million, $18.0 million and $50.8 million for the years ended December 31, 2004 and 2003 and for the periods ended December 31, 2002 and October 1, 2002, respectively, are reported as marketing and administrative expenses.

Reorganization Costs

SOP 90-7 states, among other things, that revenues, expenses, realized gains and losses, and provisions from losses resulting from the reorganization and the restructuring of the business should be reported separately as reorganization items in the consolidated statement of operations. Accordingly, the Company has recorded all costs associated with the reorganization of the Company’s balance sheet incurred after the bankruptcy filing on August 1, 2002, in a separate line item on the Consolidated Statement of Operations titled “Reorganization Costs.” For the period ended October 1, 2002, this line includes professional fees of $16.4 million and the settlement costs associated with the following matter. On September 6, 2002, Baxter Healthcare Corporation (“Baxter”) filed objections to the Company’s POR. Baxter objected to the adequacy of the disclosure statement filed with the Bankruptcy Court and to confirmation of the POR on a number of bases. On September 17, 2002, the Company agreed to settle all matters with Baxter for $19.0 million, such claim to be treated as a general unsecured claim under the POR. For the period ended

December 31, 2002, professional fees of $2.2 million were incurred. No reorganization costs were incurred in 2004 or 2003 and none are expected in the future.

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

Foreign Currency Translation

The Company has determined that the local currencies of its non-U.S. operations are their functional currencies except in circumstances where a country is considered to be highly-inflationary. In these situations, the U.S. dollar is considered the functional currency. Assets and liabilities of the non-U.S. subsidiaries are translated at the year-end exchange rates. Equity accounts are translated at historical rates. Revenues and expenses are translated at average rates of exchange in effect during the year. These translations result in a cumulative translation adjustment being recorded on the consolidated balance sheet.

Derivative Financial Instruments

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively referred to as “SFAS No. 133”). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair values of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income (loss) are included in earnings in the periods in which earnings are affected by the hedged item.

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

	Year ended December 31, 2004	Year ended December 31, 2003	Period ended December 31, 2002
Net income (loss)	$79.9	$48.1	$(48.6)
Weighted average outstanding common shares
Basic	42,818,242	40,294,064	39,929,479
Effect of dilutive securities (stock options)	2,664,552	1,579,048	—
Diluted	45,482,794	41,873,112	39,929,479
Basic net income (loss) per share	$1.86	$1.19	$(1.22)
Diluted net income (loss) per share	$1.76	$1.15	$(1.22)

The effect of approximately 1.0 million and 5.3 million of outstanding stock options were not included in the calculations for the year ended December 31, 2004 and the period ended December 31, 2002, respectively, because to do so would have been anti-dilutive.

The Predecessor Company’s computation of earnings per share was based on the “two-class” method described in SFAS No. 128, “Earnings Per Share.” In computing earnings per share, (1) the current year yield on the Class L Common Stock is separately allocated to Class L shareholders (except in years the Company incurs a loss as Class L shareholders are not entitled to a return in such years) and, (2) income available to common shareholders (income less preferred stock dividends, less current year yield on Class L Common Stock) is allocated ratably between Class L Common Stock, Common Stock, and Class B Common Stock. Any Unreturned Original Cost plus Unpaid Yield are not components of the earnings per share computations.

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

Concentration of Credit Risk

Substantially all of the Company’s customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 2004 and 2003, approximately 69% and 67%, respectively, of the Company’s total accounts receivable were geographically concentrated outside of the United States. Of the total non-U.S. accounts receivable, approximately half are comprised of receivables from Greece, Italy, Japan and Spain as of December 31, 2004 and 2003, respectively. Generally, these four countries individually comprise between 10% and 15% of the total non-U.S. accounts receivable balance. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under the intrinsic value method, compensation cost for stock options is based on the excess, if any, of the fair value of the stock at the date of grant over the amount the employee must pay to acquire the stock (see Note 12, “Shareholders’ Equity and Redeemable Preferred Stock”).

Stock options issued by the Successor Company are exercisable over time. Stock options issued by the Predecessor Company were typically exercisable over time (“Time Options”) or upon the achievement of certain investment return levels by the Company (“Performance Options”). For Performance Options, the Predecessor Company recorded compensation expense over the lesser of 10 years (the life of the option) or the period over which it was expected the performance measures will be achieved.

The fair value of the Successor Company stock options was estimated using either a lattice-based or the Black-Scholes option pricing models, based on the assumptions identified below. The Predecessor Company did not issue any stock options during 2001 or 2002.

	2004	2003
Expected life (years)	5	5
Average interest rate	3.3%	3.1%
Dividend yield	0.0%	0.0%
Volatility	30%	25%

The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method has been applied to all outstanding and unvested awards in each period (in millions, except for share data).

	Year ended December 31, 2004	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002
Net income (loss) as reported	$79.9	$48.1	$(48.6)	$1,531.1
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4.2	6.4	—	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(10.7)	(12.7)	(11.3)	(1.8)
Pro forma net income (loss)	$73.4	$41.8	$(59.9)	$1,529.3
Successor Company income (loss) per share:
Basic as reported	$1.86	$1.19	$(1.22)
Basic pro forma	$1.72	$1.04	$(1.50)
Diluted as reported	$1.76	$1.15	$(1.22)
Diluted pro forma	$1.63	$1.01	$(1.50)
Predecessor Company income (loss) per share:
Basic income (loss) per Class L common share as reported				$31.62
Basic income (loss) per Class L common share pro forma				$31.58
Basic income (loss) per Common share as reported				$30.68
Basic income (loss) per Common share pro forma				$30.65
Diluted income (loss) per Class L common share as reported				$31.62
Diluted income (loss) per Class L common share pro forma				$31.58
Diluted income (loss) per Common share as reported				$25.70
Diluted income (loss) per Common share pro forma				$25.67

New Accounting Pronouncements

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” The revised SFAS No. 123 replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company will adopt the revised SFAS No. 123 on July 1, 2005 and the provisions will be applied prospectively. In the first half of 2005, the Company will recognize approximately $3 million of expense under APB Opinion No. 25 related to stock option grants made through December 31, 2004. After adoption of the revised SFAS No. 123, the Company estimates that it will recognize approximately $8 million of expense during the second half of 2005 from stock option grants made through December 31, 2004 and the Company’s employee stock purchase plan. Additional expense may be recognized should future grants be made after January 1, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal inventory costs. SFAS No. 151 requires that abnormal amounts of idle facility costs, freight, handling costs and spoilage are to be recognized as current-period expenses regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. In addition, the allocation of fixed production overhead costs to inventory is to be based on the normal capacity of the production facilities. Unallocated overhead costs are to be recognized as expenses in the period incurred. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 retains the disclosure requirements required by the original Statement. Additional disclosures have been added which include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. Disclosure of estimated future benefit payments and information about non-U.S. plans is effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The required 2004 and 2003 disclosure provisions have been adopted in these consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

4.      Inventories

Inventories consist of the following at (in millions):

	December 31,
	2004	2003
Raw materials	$23.0	$27.1
Work-in-process	37.9	41.2
Finished products	107.9	109.3
Total inventories	$168.8	$177.6

5.      Property, Plant and Equipment

Property, plant and equipment consist of the following at (in millions):

	December 31,
	2004	2003
Land	$25.0	$24.8
Buildings and leasehold improvements	134.3	127.1
Machinery and equipment	142.9	116.7
Equipment placed with customers	284.8	207.2
Internal-use software	48.3	50.2
Construction in progress	25.7	23.6
Total property, plant and equipment, at cost	661.0	549.6
Accumulated depreciation and amortization	(214.7)	(121.9)
Net property, plant and equipment	$446.3	$427.7

Equipment placed with customers includes instruments provided in exchange for contractual commitments for ongoing reagent purchases. The net book value of this equipment was $169.7 million and $141.3 million at December 31, 2004 and 2003, respectively. The Company has entered into capital leases for equipment placed with customers amounting to $18.7 million (net of accumulated depreciation of $13.8 million) and $22.1 million (net of accumulated depreciation of $7.5 million) at December 31, 2004 and 2003, respectively.

Depreciation expense totaled $104.0 million, $95.3 million, $21.0 million and $69.9 million for the years ended December 31, 2004 and 2003 and the periods ended December 31, 2002 and October 1, 2002, respectively.

6.      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consist of the following at (in millions):

	December 31,
	2004	2003
Net loss on derivative instruments, net of tax benefits of nil	$(4.8)	$(7.4)
Additional minimum pension liability, net of tax benefit of $.1 and nil, respectively	(21.9)	(17.6)
Foreign currency translation adjustments, net of tax expense of $6.2	67.2	45.9
Accumulated other comprehensive income	$40.5	$20.9

Tax benefits have not been provided on components of other comprehensive income in countries where tax valuation allowances exist. Tax expense has not been provided on foreign currency translation adjustments for countries where earnings have been deemed permanently reinvested.

7.      Cost Reduction Programs

In June 2000, the Company reviewed its cost structure and announced a global cost reduction program having the objective of reducing the Company’s overall cost structure. Virtually all of the Company’s global operations were affected by this plan, including sales, manufacturing, marketing and support services. The Company eliminated a number of redundant positions under this program in 2000 and 2001, while adding staff in key areas, such as the direct distribution centers. For the period ended October 1, 2002, $2.9 million of costs were incurred and expensed. These costs also relate to the cost reduction initiatives discussed in Note 8, but did not qualify for treatment as exit costs under EITF No. 94-3. These costs are incremental in nature and, although are related to the cost reduction initiatives in 2000 and 2001, are associated with and/or benefit activities that are continued beyond completion of the cost reduction activity plans. These costs are primarily comprised of employee retention and notice pay benefits and employee travel, training and moving costs.

8.      Restructuring Reserves

In 1997, in connection with the acquisition of Behring Diagnostics from Aventis S.A., the Company allocated a portion of the purchase price for a restructuring plan to consolidate manufacturing and distribution operations and to eliminate redundant sales, service and administrative functions. In 1999, 2000 and 2001, the Company initiated various reorganization and cost reduction programs. During the period ended October 1, 2002, a credit to income for facility and other exit costs was recorded primarily due to negotiations that resulted in a reduction of the estimated loss on leases. Also, additional positions were eliminated across numerous functions of the Company and other severance accruals were reversed due to a higher than expected number of employees either voluntarily terminating prior to being eligible for severance payments or electing to transfer to other Company locations. This resulted in an additional net charge of $1.5 million. The majority of actions contemplated under these plans have been completed.

The following table summarizes the Company’s restructuring activities for all the plans described above for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Facility and Other Exit Costs	Severance and Relocation	Total
Reserve balance, December 31, 2001	$17.8	$9.1	$26.9
Cash payments	(10.4)	(7.6)	(18.0)
Charge (credit) to income, net	(4.3)	1.5	(2.8)
Reserve balance, October 1, 2002	3.1	3.0	6.1
Cash payments	(0.3)	(0.7)	(1.0)
Reserve balance, December 31, 2002	2.8	2.3	5.1
Cash payments	(2.5)	(1.2)	(3.7)
Credit to income	(0.3)	(0.6)	(0.9)
Reserve balance, December 31, 2003	—	0.5	0.5
Cash payments	—	(0.4)	(0.4)
Reserve balance, December 31, 2004	$—	$0.1	$0.1

9.      Accrued Liabilities

Accrued liabilities consist of the following at (in millions):

	December 31,
	2004	2003
Salaries, wages, commissions, withholdings and other payroll taxes	$110.1	$99.2
Property, sales and use and other taxes	43.2	44.4
Deferred service contract revenue	11.6	14.8
Interest payable	12.8	12.0
Other	97.2	86.8
	$274.9	$257.2

10.   Debt

Debt consists of the following at (in millions):

	December 31,
	2004	2003
Credit Facility:
Term Loan A-3	$7.8	$15.1
Term Loan B	150.8	313.0
11.91% Senior Subordinated Notes	275.0	315.3
Borrowings under lines of credit and other arrangements	8.6	4.8
	$442.2	$648.2

Credit Facility

The Company entered into a senior secured credit agreement on October 3, 2002 (the “Credit Facility”), which consists of revolving and term loan facilities.

As of December 31, 2004, the term loan facility under the Credit Facility, as amended, consisted of a $150.8 million term loan facility (“Term Loan B”) and an €5.8 million term loan facility (“Term Loan A-3”), both of which have a maturity date of October 3, 2008.

At December 31, 2004, the Credit Facility, as amended, also included a $125 million multicurrency revolving credit facility, of which a maximum of $75 million can be denominated in Euro at the Company’s discretion. The interest rates for U.S. dollar borrowings under the revolving credit facility were variable, and consisted of either the Base Rate as defined in the Credit Facility plus 2.75% or LIBOR plus 3.75%. For Euro denominated borrowings, the interest rate was EURIBOR plus 3.75%. The Company paid a commitment fee of 0.5% on the unused portion of the revolving loan during 2004 and 2003. The revolving credit facility expires on October 3, 2007. The Company had letters of credit outstanding of $4.1 million and $4.9 million at December 31, 2004 and 2003, respectively, which reduced the borrowing capacity under the revolving credit facility. No borrowings were outstanding on the revolving credit facility at December 31, 2004 and 2003.

Certain terms of the Company’s credit facility were amended in March 2004 (the “Fourth Amendment”). The Fourth Amendment immediately reduced the annual cost of borrowing under the dollar denominated term loans by 0.25%. It also provided for higher interest rate margins if the Company’s credit ratings deteriorate. The Fourth Amendment also allowed the Company to make up to $100 million of open market purchases of its senior subordinated notes. The amount of permitted additional indebtedness, as defined in the agreement, was also increased to $100 million.

The Credit Facility was again amended in December 2004 (the “Fifth Amendment”). The Fifth Amendment reduced the interest rate applicable to Term Loan B by 50 basis points from the then current rate. The Fifth Amendment also increased the amount of non-U.S. accounts receivable which may be factored from $150 million to $175 million, increased the limitation on capital expenditures from $130 million to $150 million for the fiscal year ended December 31, 2004 and increased the limitation on capital expenditures to $175 million for each subsequent fiscal year through 2008.

In 2004, the Company made $169.9 million of voluntary prepayments of required amortization payments originally due through March 2008. Additional prepayments totaling $40 million were made in January and February 2005.

At December 31, 2004, the interest rate on U.S. dollar denominated borrowings under the term loan facility was a Base Rate as defined in the Credit Agreement plus 0.75% or LIBOR plus 1.75% (4.31%). The interest rate on Euro denominated borrowings under the term loan facility was at EURIBOR plus 4.0% (6.18%). The loans made pursuant to the term loan facility are subject to scheduled annual amortization requirements to be paid quarterly. No portion of the term loan facility, once repaid, may be reborrowed.

The borrowings under the Credit Facility are unconditionally guaranteed by Dade Behring Holdings, Inc. and each of Dade Behring Inc.’s domestic subsidiaries, subject to customary exceptions for transactions of this type. The borrower’s and guarantors’ obligations under the Credit Facility are secured by a first priority (subject to customary exceptions) perfected security interest in (1) all stock, equity interests and promissory notes owned by the borrower and guarantors, provided that no more than 65% of the total voting stock of each first-tier non-U.S. subsidiary of Dade Behring Inc. or a guarantor shall be required to be pledged, and (2) all or substantially all other tangible and intangible assets of Dade Behring Inc. and each guarantor, in each case subject to customary exceptions for transactions of this type.

The Credit Facility agreement contains various restrictive covenants, including, without limitation, financial restrictions on the consolidated debt to consolidated Bank EBITDA (earnings before interest, taxes, depreciation, amortization, and certain non-cash charges) ratio, interest coverage ratios, trailing twelve months Bank EBITDA, capital expenditures, other indebtedness, liens, asset sales and acquisitions, payment of dividends and share repurchases, transactions with affiliates and conduct of business. The Credit Facility agreement also contains events of default customary for these types of facilities, including, without limitation, payment defaults, material misrepresentations, covenant defaults, bankruptcy and restrictions on a change of control of either Dade Behring Holdings, Inc. or Dade Behring Inc. Borrowings under the Credit Facility are collateralized by the stock of the Company’s U.S. subsidiaries, all tangible and intangible U.S. assets and a portion of the stock of the Company’s non-U.S. subsidiaries. The Credit Facility, as amended, allows for the redemption of up to 35% of the senior subordinated notes with net cash proceeds from qualified equity offerings or the issuance of the Company’s common stock, or options or warrants to purchase equity shares of the Company’s common stock, to any employee, officer or director of the Company or any of its subsidiaries. In addition, it allows the Company to make up to $100 million of open market purchases of the senior subordinated notes. See Note 13 for discussion about the Company’s interest rate hedging activity.

Senior Subordinated Notes

At December 31, 2004 and 2003, the Company had senior subordinated notes outstanding of $275.0 million and $315.3 million, respectively, with a coupon of 11.91%, due in 2010. During the year ended December 31, 2004, the Company redeemed or purchased $40.3 million of its senior subordinated notes. Of the $40.3 million of notes that were redeemed or purchased, $35.5 million of notes were redeemed pursuant to a program initiated in January 2004, whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem the notes. The notes can be redeemed at par plus 11.91% of the face value, plus accrued and unpaid interest up to the redemption date. The remaining $4.8 million of notes were purchased in the open market.

The obligations under these senior subordinated notes are senior to all of DBI’s subordinated unsecured obligations and are subordinate to the Credit Facility. Interest on the senior subordinated notes is payable on a semi-annual basis. DBI’s obligations under the notes are guaranteed jointly and severally on a subordinated basis by Dade Behring Holdings, Inc. and certain of DBI’s domestic subsidiaries. Subject to the restrictions in the Credit Facility, these notes are redeemable at the Company’s option in whole or in part at any time after the third anniversary of their issuance, with not less than 30 nor more than 60 days notice for an amount to be determined pursuant to a formula set forth in the notes. The redemption amount will vary depending upon the year during which the notes are redeemed. In the event that DBI raises additional equity prior to the third anniversary of the date of issuance of the notes, then, subject to the restrictions in the Credit Facility, the Company may redeem up to 35% of the subordinated notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. Upon the occurrence of a “change of control” as defined in the indenture governing the senior subordinated notes, DBI may make an offer to purchase the subordinated notes at 101% of the outstanding principal amount thereof, plus accrued and unpaid interest up to the purchase date. The subordinated notes contain covenants typical to this type of financing such as, without limitation, limitations on indebtedness, layering, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations, and lines of business. The subordinated notes also contain customary events of default typical to this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, occurrence of certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

Other Credit Facilities

In September 2003, certain of the Company’s subsidiaries in Germany entered into a revolving credit facility for €30 million which is renewable annually (the “Dresdner Facility”). Any borrowings under the Dresdner Facility are subject to a variable interest rate of the European Overnight Indexed Average plus 2.0% (reduced to 1.5% in January 2005). Under the terms of the Dresdner Facility, up to €15 million can be utilized in the forms of cash or guarantees, and the remainder can be used as credit lines for derivatives trading and settlement risks. The Company is required to pay a commitment fee of 0.5% on the unused portion of the credit line related to cash or guarantees. The Dresdner Facility is primarily secured by certain business premises located in Germany. As of December 31, 2004, the interest rate was 4.11% and €5.7 million was outstanding. No borrowings were made in 2003. Approximately €1.1 million and €3.5 million were utilized for guarantee purposes as of December 31, 2004 and 2003, respectively, which reduced the available borrowings under this facility.

At December 31, 2004 and 2003, the Company’s non-U.S. subsidiaries, excluding the German entities, had available credit lines from various financial institutions totaling $44.1 million and $28.2 million, respectively. These credit lines are principally used to provide working capital financing for local operations. Borrowings under these credit lines are collateralized by certain assets of the local operations. The Company had outstanding borrowings of $0.8 million and $4.8 million under these credit lines and other borrowing arrangements at December 31, 2004 and 2003, respectively, at the prevailing local market interest rates. At December 31, 2004 and 2003, the Company had guarantees outstanding of $15.5 million and $10.1 million, respectively, which reduced the available borrowings under these credit lines.

Aggregate Maturities of Debt

The scheduled aggregate maturities of debt at December 31, 2004 are as follows (in millions):

2005	$8.6
2006	—
2007	—
2008	158.6
2009	—
Thereafter	275.0
Total	$442.2

11.   Income Taxes

Income (loss) before income tax expense is as follows (in millions):

	Year ended December 31, 2004	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002
U.S. (including Puerto Rico)	$74.3	$57.9	$(13.3)	$1,415.7
Non-U.S	46.1	16.4	(36.7)	115.5
Income (loss) before income tax expense	$120.4	$74.3	$(50.0)	$1,531.2

Tax Expense (Benefit)

Income tax expense (benefit) consists of the following (in millions):

	Year ended December 31, 2004	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002
Current
U.S.
Federal	$—	$—	$—	$—
State and local (including Puerto Rico)	0.1	0.5	—	—
Non-U.S.	12.6	9.4	2.2	5.8
Current income tax expense	12.7	9.9	2.2	5.8
Deferred
U.S.
Federal	22.2	17.2	7.5	—
State and local (including Puerto Rico)	3.2	2.5	1.1	—
Non-U.S.	2.4	(3.4)	(12.2)	14.3
Deferred income tax expense (benefit)	27.8	16.3	(3.6)	14.3
Total income tax expense (benefit)	$40.5	$26.2	$(1.4)	$20.1

Tax Rates

Differences between income taxes computed using the U.S. Federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

	Year ended December 31, 2004	Year ended December 31, 2003	Period ended December 31, 2002	Period ended October 1, 2002
Income tax expense (benefit) at statutory rate	$42.1	$26.0	$(17.5)	$535.9
State and local taxes net of Federal benefit	2.9	2.9	(0.7)	71.1
Nondeductible items	2.9	1.8	0.6	1.9
Fresh-start adjustments	—	—	—	(553.9)
Valuation allowances	(1.7)	(0.5)	3.8	(55.5)
Tax on unremitted earnings	0.2	(1.6)	8.6	—
Income from non-U.S. sources	2.8	—	3.7	6.1
Extraterritorial Income Exclusion	(5.5)	(1.0)	—	—
Foreign rate differential	(1.2)	(2.2)	(0.6)	1.3
Other	(2.0)	0.8	0.7	13.2
Income tax (benefit) expense	$40.5	$26.2	$(1.4)	$20.1

Deferred Taxes

Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2004	2003
Deferred tax liabilities:
Property, plant and equipment	$(50.8)	$(45.7)
Intangible assets	(147.3)	(166.9)
Inventory	(2.8)	(2.5)
Other	(26.6)	(24.5)
Gross deferred tax liabilities	(227.5)	(239.6)
Deferred tax assets:
Property, plant and equipment	11.6	10.1
Intangible assets	77.6	93.1
Accrued liabilities	66.0	59.2
Pensions	25.5	28.2
Net operating loss carryforwards	298.4	307.9
Other	39.4	29.4
Gross deferred tax assets	518.5	527.9
Valuation allowance	(375.4)	(395.4)
Net deferred tax assets	143.1	132.5
	$(84.4)	$(107.1)

Prior to emergence from bankruptcy, the Predecessor Company had at September 30, 2002 and December 31, 2001 net operating loss carryforwards available in the United States for Federal income tax return purposes of $888.3 million and $864.2 million (including $76.6 million relating to entities acquired in 1997), respectively, that expire in varying amounts from 2005 through 2022. Loss carryforwards expiring in years 2005 through 2012 relate to entities acquired during 1997.

Upon emergence from bankruptcy, the U.S. NOL carryforwards have been reduced as a result of the discharge of indebtedness. Subject to certain exceptions, a debtor generally recognizes an amount of cancellation of debt (“COD”) income upon satisfaction of its outstanding indebtedness equal to the excess of (1) the adjusted issue price of the indebtedness satisfied over (2) the sum of the issue price of any new indebtedness issued, the amount of cash paid and the fair market value of any other consideration, including stock of the debtor, given in satisfaction of the indebtedness. As discussed below, there is a bankruptcy exception to the recognition of COD income which applies to the Company.

A debtor is not required to include COD income in gross income if the debt discharge occurs in a Title 11 case. However, under the U.S. Internal Revenue Code of 1986, as amended, (the “Tax Code”) the debtor must, as of the first day of the next taxable year, reduce its tax attributes (in general, first its NOL carryovers and then tax credits and capital loss carryovers and then the tax basis of its assets) by the amount of COD income excluded from gross income by this exception. As an exception to the order of tax attribute reduction described above, a taxpayer can elect to reduce its tax basis in its depreciable assets first, then its NOL carryovers and then its tax credits and capital loss carryovers.

Since the COD income was realized in a Title 11 case, the Company is not required to include the COD income in taxable income, but is required to reduce the Company’s NOL carryovers by the amount of the COD income. The Company’s U.S. NOL carryover as of December 31, 2004, is $629.8 million after the amount of COD income realized as a result of the reorganization.

As a result of the reorganization, the Company underwent an “ownership change” within the meaning of section 382 of the Tax Code. As a consequence, after the reorganization, the Company is subject to an annual limitation on the use of any NOL carryover and certain other tax attributes incurred prior to the ownership change. Any unused section 382 limitation in a given year may be carried forward, thereby increasing the section 382 limitation in the subsequent taxable year.

In addition to the U.S. NOL carryforwards, the Predecessor Company has net operating loss carryforwards available in countries outside the United States of $114.9 million at December 31, 2001 with various expiration dates. The Successor Company has net operating loss carryforwards available in countries outside the United States of $128.3 million, $147.5 million and $129.0 million at December 31, 2004, 2003 and 2002, respectively, with various expiration dates.

As of December 31, 2004 and 2003, the total valuation allowance is $375.4 million and $395.4 million, respectively (including net operating loss carry forwards). The realization of the deferred tax assets requires substantial taxable income in certain jurisdictions in future years. In assessing the realizability of the deferred tax assets, the Company considers all currently available data, its historical U.S. GAAP and taxable earnings and losses by jurisdiction, current financial condition, forecast of future U.S. GAAP and taxable earnings and losses by jurisdiction and other relevant factors.  The data considered in determining the realizability of the U.S. valuation allowance includes the tax deductions that the Company has received or will receive related to the stock options granted under the 2002 Management Stock Option Plan and the 2004 Incentive Compensation Plan. Under the U.S. Internal Revenue Code of 1986, as amended, a company is allowed a deduction on the date of exercise equal to the difference between the fair market value on date of exercise and the exercise price. Due to the significant increase in the Company’s share price since the issuance of certain stock options, the Company has a significant tax deduction that has caused uncertainty regarding the realizability of fully utilizing its Section 382 limitation related to its net operating loss carryforwards and is considered negative evidence in evaluating the need for the U.S. valuation allowance. Management concluded more likely than not, in certain countries, that substantially all of the deferred tax assets are not recoverable principally because of the Company’s recent history of taxable losses as well as certain statutory carryforward limitations.

Deferred U.S. Federal income taxes and non-U.S. withholding taxes have been provided by the Successor Company on the undistributed earnings accumulated through 2002 of certain subsidiaries deemed available for dividend repatriations. For periods subsequent to December 31, 2002, it is management’s intent to permanently reinvest earnings locally or use available cash to pay down local debt, except for, as discussed below, certain non-U.S. earnings to be repatriated due to the newly enacted tax law. Determination of the deferred tax liability related to unremitted earnings of non-U.S. operations is not practicable.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain non-U.S. earnings that are repatriated in either 2004 or 2005, as defined in the AJCA. The Company has started an evaluation of the effects of the repatriation provision. Based on this initial evaluation, the Company currently intends to apply the AJCA provision with respect to at least $2 million of 2005 qualified earnings repatriations. The anticipated tax expense associated with this distribution is approximately $.2 million. The Company expects to complete its evaluation of the AJCA provisions in a reasonable time after its analysis of the impact of recently issued clarifying guidance provided by the Treasury Department (in IRS Notice 2005-10 on January 13, 2005) as well as expected future guidance. The range of possible amounts that the Company is considering for repatriation under this provision is between $2 million and $46.4 million. The related potential range of income tax expense is between $.2 million and $8.6 million.

The Predecessor Company previously provided U.S. federal income taxes and non-U.S. withholding taxes on the undistributed earnings accumulated through 1998 of certain subsidiaries deemed available for dividend repatriation. In all other non-U.S. jurisdictions with 1998 accumulated earnings, such earnings were considered to be permanently reinvested locally or used to pay down local debt.

12.   Shareholders’ Equity and Redeemable Preferred Stock

Successor Company Shareholders’ Equity

With the effectiveness of the POR, the capitalization of the Company consists of one class of common stock. Under the terms of the POR, 39,929,479 shares were issued at October 3, 2002, and remained outstanding at December 31, 2002. As of December 31, 2004 and 2003, 43,694,499 and 41,411,506 shares were outstanding, respectively. At the annual meeting of stockholders on May 28, 2003, an amendment to the Company’s Certificate of Incorporation was approved, which increased the number of authorized shares of common stock from 50,000,000 to 65,000,000.

The Company’s Certificate of Incorporation, as amended in conjunction with the Company’s reorganization, includes the authorization of Series A Junior Participating Preferred Stock (“Preferred Stock”). The May 28, 2003 amendment increased the number of authorized shares of Preferred Stock from 50,000 to 65,000. No Preferred Stock shares have been issued. Additionally, as of October 3, 2002, the Company granted one share purchase right (“Right”) for each share of new common stock, which are described in the Rights Agreement.

The Rights Agreement provides that each Right holder may purchase 1/1000 of a share of Preferred Stock for a price generally at a discount to the prevailing market price upon the occurrence of certain events (“triggering events”). Primarily, if any person notifies the Company of or announces publicly an intent to acquire or acquires (with the view of controlling the Company) 15% or more of the common shares of the Company, the right to purchase the Preferred Stock is triggered. In the event of any merger, consolidation or other transaction in which shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. Each share of Preferred Stock will have 1,000 votes. Preferred Stock holders are also entitled to preferential dividend payments and preferential treatment in the event of liquidation, dissolution, or winding up of the Company.

Successor Company Stock Option Plans

The 2004 Incentive Compensation Plan provides for the issuance of up to 3,400,000 shares of common stock. During 2004, 989,050 stock options were granted under this plan. Approximately one-third of these options vest and become exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control as defined in the option plans, the options can be converted, cashed-out or otherwise dealt with in accordance with the plan’s provisions. The strike price for the options granted in 2004 was equal to the market price of the stock at the grant date.

The 2002 Management Stock Option Plan and 2002 Chief Executive Officer Equity Plan provide for the issuance of up to 7,058,824 stock options. On October 3, 2002, 5,094,300 stock options were granted under these plans. Additional grants of 22,600 stock options were made during the remainder of 2002. During 2003 and 2004, grants of 1,830,292 and 142,125 stock options were made, respectively. Options that are forfeited become available for future grants. The terms for options under both plans are substantially the same and are set forth below. For grants in 2002, forty percent of such stock options vested 90 days following the grant date, with an additional 20% vesting and exercisable at the end of each of the first, second and third anniversaries of the grant date. For grants in 2003 and 2004, forty percent of such stock options are vested and exercisable on the grant dates with an additional 20% vesting and becoming exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control (as defined in the 2002 Management Stock Option Plan or 2002 Chief Executive Officer Equity Plan, as applicable), the options can be converted, cashed-out or otherwise dealt with in accordance with the option plans. Accelerated vesting of all options issued to executive officers shall occur upon a change of control or termination without cause. In addition, under the 2002 Chief Executive Officer Plan, some acceleration of vesting occurs if the Chief Executive Officer’s employment is terminated for Good Reason, as defined in the plan, or due to death or disability. The strike price for the options granted in 2002 was $14.72, the reorganization value of the common stock. The strike price for the options granted in 2003 and 2004 was either $16.79 or $18.40. As the market price of the stock at the grant dates in 2003 and 2004 exceeded the strike price, compensation expense of $9.2 million and $6.4 million was recognized during 2003 and 2004, respectively.

All awards to be issued to executive officers are determined by the Board of Directors and awards to be issued to all other participants shall be determined by the Chief Executive Officer in his sole discretion.

As of October 24, 2002, options for 25,000 shares of the Company’s common stock were granted to each of the Company’s then six non-employee directors under the 2002 Director Stock Option Plan. The option exercise price is $14.72. The exercise price was greater than the market value of the stock on the grant date, thus no compensation expense was recognized. The options vest and become exercisable in three equal installments on the first, second and third anniversaries of October 3, 2002. Vested and exercisable options expire on the earlier of (1) October 24, 2012, (2) the six month anniversary of a director’s termination date, if such termination was the result of death or disability, or (3) the 90th day following a director’s termination date, if such termination was the result of anything other than death or disability.

Successor Company stock option activity from 2002 through 2004 was as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	5,266,900	$14.72
Options granted during 2003	1,830,292	$18.26
Options exercised during 2003	(1,266,106)	$15.05
Options forfeited during 2003	(153,820)	$14.72
Options outstanding at December 31, 2003	5,677,266	$15.79
Options granted during 2004	1,131,175	$50.65
Options exercised during 2004	(2,018,625)	$15.32
Options forfeited during 2004	(17,173)	$15.92
Options outstanding at December 31, 2004	4,772,643	$24.25

As of December 31, 2004 and 2003, the number of exercisable options was 2,035,499 and 2,620,416, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2004 and 2003 were $17.79 and $14.25, respectively.

Options outstanding at December 31, 2004 and related weighted-average price and life information is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$14.72	2,282,273	7.7	$14.72	1,308,388	$14.72
$14.73-$18.40	1,501,320	8.7	$18.29	710,444	$18.30
$18.41-$55.72	989,050	9.7	$55.29	16,667	$38.49

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

Predecessor Company Shareholders’ Equity

Prior to the POR becoming effective, the capitalization of the Company consisted of Class L Common Stock and Series B Class L Common Stock (“Class L Common Stock”, collectively), Common Stock and Class B Common Stock. As a result of the POR, all these classes of stock were cancelled.

There were no differences in the rights, preferences or yield for the issuances of Class L Common Stock and Series B Class L Common Stock. The Class L Common Stock was non-voting whereas the Common Stock had one vote per share and the Class B Common Stock had five votes per share.

Distribution priorities existed with respect to the Class L Common Stock and were based on Yield (defined as 12% of Unreturned Original Cost plus Unpaid Yield for Class L Common Stock) and Unreturned Original Cost (defined as Original Cost less distributions made in excess of Yield for Class L

Common Stock). Dividends were first distributed to holders of Class L Common Stock to satisfy any Unreturned Original Cost plus Unpaid Yield, with any remaining distribution allocated ratably to all holders of Class L Common Stock, Class B Common Stock and Common Stock. No dividends have been declared by the Company on any common shares at October 1, 2002.

Predecessor Company Stock Purchase and Option Plans

The Company had various stock purchase and option plans (the “Plans”) principally for the benefit of the Company’s employees. The Plans provided for the sale of 214,376 shares of Class L Common Stock and the sale or granting of options to purchase 11,293,608 shares of Common Stock. The stock options were exercisable either over time (“Time Options”) or upon the achievement of certain investment return levels by the Company (“Performance Options”). All Time and Performance Options were cancelled under the POR. For purposes of the disclosures herein, all Predecessor Company options were deemed cancelled at October 1, 2002.

During 2000, certain option grants were made with exercise prices below fair market values of the associated common stock on the dates of the grants, based on independent valuations. Time Options generally vested ratably over a five-year period and had a ten-year term. Performance Options became exercisable at $1.75 or $4.00 per share either within ten years of grant or earlier if investment returns (as defined) of three times or five times, respectively, the total investment (as defined) of the original investors of the Company were achieved. Predecessor Company stock option activity during 2002 was as follows:

2002
Outstanding at January 1	8,732,020
Options cancelled/repurchased
Time options	(7,663,196)
Performance options	(1,068,824)
Outstanding at October 1, 2002	—

Weighted average option exercise price information for Predecessor Company stock options for 2002 was as follows:

	Time Options	Performance Options
Outstanding at January 1, 2002	$7.44	$2.88
Cancelled	$7.44	$2.88
Outstanding at October 1, 2002	$—	$—

13.   Financial Instruments

Interest Rate Derivatives

The Company is subject to interest rate risk on its long-term variable interest rate debt. The Company enters into debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs. To manage a portion of the exposure to interest rate increases on outstanding debt, the Company has entered into interest rate swap agreements. These instruments have been designated as cash-flow hedges under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. The fair value of the interest rate derivative agreements is the estimated amount that the Company would pay or receive to terminate the agreements, assuming prevailing interest rates.

In the fourth quarter of 2002, the Company entered into a series of interest rate swap agreements with various maturities through December 31, 2007 in order to hedge interest risk on the Credit Facility. At December 31, 2004 and 2003, the variable interest rate on $125.0 million and $275.0 million of the term debt was hedged using interest rate swap agreements, respectively. This resulted in average total effective swap rates of 5.2% and 5.8% at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the fair values of outstanding swap agreements were an asset of $0.2 million and a liability of $3.7 million, respectively.

No significant amounts were recorded during 2002, 2003 or 2004 relating to hedge ineffectiveness for any of these instruments in the consolidated financial statements.

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

The Company enters into foreign currency forward contracts to manage exposure to exchange rate fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. At December 31, 2004 and 2003, the Company had foreign currency forward contracts with aggregated notional amounts of $125.0 million and $115.6 million, respectively, and their fair values were liabilities of $9.9 million for both years, which are included in other accrued liabilities. Gains and losses on these contracts resulting from revaluations are recorded to foreign exchange gain (loss) and offset the gains and losses on the hedged items in current earnings.

To manage the foreign currency risk on sales outside of the United States, in 2004, 2003 and 2002, the Company purchased average rate put options for various currencies with characteristics similar to those of the underlying exposure to manage this foreign currency exposure. The terminal value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. Any portion of the average rate put options deemed to be ineffective is recorded in other income/loss. During 2004, 2003 and 2002, the Company recognized foreign exchange losses relating to hedge ineffectiveness for these instruments of approximately nil, $2.5 million and $1.2 million, respectively. The fair value of the average rate put options is the estimated amount that the

Company would pay or receive to terminate the agreements, assuming current foreign exchange rates. At December 31, 2004 and 2003, the Company held average rate put options with aggregated notional amounts of approximately $151.2 million and $119.5 million, and fair values were assets of $3.0 million and $0.7 million, respectively.

Amounts Recognized in Accumulated Other Comprehensive Income

The following table summarizes gains (losses) recognized in accumulated other comprehensive income related to all of the Company’s cash flow hedges without considering tax effects (in millions).

Balance as of December 31, 2002	$(4.5)
Change in fair value	(5.4)
Net derivative gains transferred to earnings	2.5
Balance as of December 31, 2003	(7.4)
Change in fair value	5.0
Net derivative losses transferred to earnings	(2.4)
Balance as of December 31, 2004	$(4.8)

Fair Value of Other Financial Instruments

The carrying values of cash equivalents and other current assets and liabilities approximate their fair values at December 31, 2004 and 2003, because of the short maturity of these instruments.

The fair value of the term debt with carrying values of $158.6 million and $328.1 million at December 31, 2004 and 2003, respectively, was approximately $158.6 million and $328.1 million at December 31, 2004 and 2003, respectively, based on the trading value amongst financial institutions at those dates. The fair value of the 11.91% senior subordinated notes with carrying values of $275.0 million and $315.3 million at December 31, 2004 and 2003, respectively, was $306.1 million and $364.9 million as of December 31, 2004 and 2003, respectively, based on the trading value at those dates.

14.   Retirement Programs

Pension Plans

The Company maintains non-contributory defined benefit pension plans covering substantially all employees in the United States (“U.S. Plans”) and a combination of contributory and non-contributory plans in certain non-U.S. locations (“Non-U.S. Plans”). The U.S. Plans’ benefits are based on a cash balance formula. The Company’s funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The Company typically uses a September 30 measurement date for its plans. In connection with the application of fresh-start reporting, pension benefit obligations as of October 1, 2002 were determined using a July 1, 2002 measurement date. All unrecognized prior service costs and gains (losses) were recognized as part of the application of fresh-start reporting.

	December 31,
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(in millions)
Obligations and Funded Status
Change in benefit obligation:
Benefit obligation at beginning of year	$204.9	$65.0	$174.0	$50.8
Service cost	9.7	3.1	9.1	2.8
Interest cost	11.9	2.8	11.4	2.5
Plan participants’ contributions	—	0.4	—	0.3
Amendments	—	—	0.4	—
Actuarial (gain) loss	11.4	3.2	18.0	0.2
Benefits paid	(7.3)	(2.7)	(8.0)	(0.9)
Foreign currency changes	—	5.4	—	9.3
Benefit obligation at end of year	$230.6	$77.2	$204.9	$65.0
Change in plan assets:
Fair value of plan assets at beginning of year	$135.8	$9.4	$104.3	$7.5
Actual return on plan assets	15.6	0.5	16.6	(0.1)
Employer contributions	26.0	2.1	22.9	0.9
Plan participants’ contributions	—	0.4	—	0.3
Benefits paid	(7.3)	(2.7)	(8.0)	(0.1)
Foreign currency changes	—	0.6	—	0.9
Fair value of plan assets at end of year	$170.1	$10.3	$135.8	$9.4
Funded status at end of year:
Funded status	$(60.5)	$(66.9)	$(69.1)	$(55.6)
Unrecognized net actuarial (gain) loss	30.0	3.0	23.5	(0.3)
Unrecognized prior service cost	0.4	—	0.4	—
Contributions between measurement date and disclosure date	—	0.5	—	0.6
Net amount recognized—(accrued) prepaid at end of year	$(30.1)	$(63.4)	$(45.2)	$(55.3)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(52.2)	$(63.6)	$(63.2)	$(55.3)
Intangible asset	0.4	—	0.4	—
Accumulated other comprehensive loss	21.7	0.2	17.6	—
Net amount recognized—(accrued) prepaid at end of year	$(30.1)	$(63.4)	$(45.2)	$(55.3)
Aggregate accumulated benefit obligation for plans with obligations in excess of plan assets	$222.3	$68.8	$247.9	$49.0

	December 31, 2004		December 31, 2003		December 31, 2002		October 1, 2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(dollars in millions)
Weighted-average assumptions
Used to determine benefit obligation at period end
Discount rate	5.9%	2.0-5.25%	6.0%	2.0-5.5%	6.75%	2.0-5.75%	6.75%	2.5-5.75%
Rate of compensation increase	4.5%	2.75-2.8%	4.5%	2.5-2.75%	4.5%	2.0-3.0%	4.5%	2.0-3.0%
Used to determine net periodic benefit cost for the period ended
Discount rate	6.0%	2.0-5.5%	6.75%	2.5-5.75%	6.75%	2.0-5.75%	6.75%	2.5-5.75%
Expected long-term return on plan assets	8.5%	3.25-3.5%	8.5%	2.5-4.0%	9.0%	2.5-4.0%	9.0%	4.0-5.5%
Rate of compensation increase	4.5%	2.5-2.75%	4.5%	2.0-3.0%	4.5%	2.0-3.0%	4.5%	2.0-3.0%
Components of net periodic benefit cost for the period ended:
Service cost	$9.7	$3.2	$9.1	$2.8	$2.1	$0.6	$7.1	$1.9
Interest cost	11.9	2.8	11.4	2.5	2.9	0.6	8.0	1.5
Expected return on plan assets	(11.0)	(0.3)	(9.2)	(0.3)	(2.4)	(0.1)	(7.6)	(0.3)
Amortization of prior service cost	—	—	—	—	—	—	(0.7)	—
Recognized net actuarial loss	0.3	—	—	—	—	—	2.9	0.1
SFAS 87 cost	$10.9	$5.7	$11.3	$5.0	$2.6	$1.1	$9.7	$3.2

The expected long-term rate of return on plan assets is reviewed at least annually, taking into account the Company’s asset allocation, historical returns on the types of assets in the trust and the current economic environment. Based on these factors, the Company expects the plan assets will earn an average of 8.5% per year for the U.S. Plans and 3.25% per year for the Non-U.S. Plans over the long-term.

Plan Assets and Contributions

The Company’s weighted-average asset allocations by asset category were as follows at:

	December 31,
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Asset Category
Equity securities	66%	39%	67%	36%
Bond securities	34%	52%	33%	42%
Other	—	9%	—	22%
Total	100%	100%	100%	100%

The Company’s investment policy for the U.S. Plans is to maintain a target allocation of 65% of plan assets in equity securities and 35% of plan assets in bond or other fixed income securities. The investment policies for the Non-U.S. Plans vary by country. Contributions and benefit payments are used to maintain the actual asset allocation as close as practicable to the target allocation. Plan assets are broadly diversified to limit the impact of losses in individual investments on the total portfolio. Other primarily consists of cash related to a temporary timing difference between the funding date and investment date of plan contributions.

The Company expects to contribute approximately $16 million and $2 million to the U.S. Plans and Non-U.S. plans, respectively, during 2005.

Estimated Future Benefit Payments

The following pension benefit payments are expected to be paid for the following years (in millions):

	U.S.	Non-U.S.
2005	$15.0	$1.6
2006	15.5	1.9
2007	16.8	2.0
2008	17.2	2.3
2009	17.8	2.7
Years 2010 - 2014	109.4	16.9

Savings Plan

Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 15% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matches the participants’ contributions, up to 2% of compensation. Matching contributions made by the Company were $3.7 million, $3.5 million, $0.7 million and $2.7 million for the years ended December 31, 2004 and 2003 and the periods ended December 31, 2002 and October 1, 2002, respectively.

Employee Stock Purchase Plan

The Company has a stock purchase plan that operates in accordance with section 423 of the Tax Code whereby all employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month option period ending May 28 and November 28. During 2004 and 2003, employees purchased 264,368 shares and 145,333 shares, respectively. At December 31, 2004 590,299 shares remain available for use in the plan.

15.   Commitments and Contingencies

Legal Proceedings

The Company is a party in a number of legal proceedings. Based on the advice of legal counsel, management believes it is remote that any potential liability relative to the various legal proceedings pending against the Company will have a material adverse effect on the Company’s conduct of its business, its results of operations, its financial position or its liquidity.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that limits the exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2004 and 2003.

Letters of Credit

As of December 31, 2004 and 2003, the Company has letters of credit and other guarantees outstanding of approximately $19.6 million and $15 million, respectively.

Lease Obligations

The Company leases certain facilities and equipment under operating leases expiring at various dates. Many of these operating leases contain renewal options. The Company has also entered into capital lease obligations. The long-term portion is a component of other liabilities on the accompanying balance sheet. Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2004 are as follows (in millions):

	Operating Leases	Capital Leases
2005	$25.7	$7.8
2006	20.3	6.6
2007	15.7	4.4
2008	13.0	2.0
2009	11.4	0.3
Thereafter	28.4	—
Total Lease Payments	$114.5	$21.1
Less: amounts representing interest		(1.5)
Present value of minimum capital lease payments		19.6
Current portion		(7.1)
Long-term capital lease obligations		$12.5

Total expense for all operating leases was $26.2 million, $26.4 million, $8.4 million and $18.9 million for the years ended December 31, 2004 and 2003, and the periods ended December 31, 2002 and October 1, 2002, respectively.

16.   Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing clinical diagnostic products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International, and Global Operations. GCM-Americas and GCM-International are the Company’s sales and service organizations. For the Company’s reporting purposes, Americas includes the North and South America. The United States comprises approximately ninety percent of the Americas segment’s results. International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing, distribution and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues.

Effective January 1, 2004, the Company implemented changes to the GCM organizational structure. Accordingly, the reporting segments changed at that time. The countries in South America and Central America, as well as Mexico, which were previously managed as part of GCM-International, became part of GCM-North America. GCM-North America was thus renamed GCM-Americas. All periods presented conform to the current organizational structure.

Earnings before interest and income taxes (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax. Financial information by segment for the years ended December 31, 2004 and 2003 and the periods ended December 31, 2002 and October 1, 2002 is summarized as follows (in millions):

	GCM- Americas	GCM-International	Global Operations	Total
Year Ended December 31, 2004
Revenue from external customers:
Core Chemistry	$556.3	$449.3	$—	$1,005.6
Hemostasis	121.4	155.3	—	276.7
Microbiology	92.4	60.1	—	152.5
Infectious Disease	5.1	78.9	—	84.0
Mature Products/Other	14.1	15.8	11.1	41.0
Total	$789.3	$759.4	$11.1	$1,559.8
Year Ended December 31, 2003
Revenue from external customers:
Core Chemistry	$518.0	$385.7	$—	$903.7
Hemostasis	102.9	134.1	—	237.0
Microbiology	92.8	57.7	—	150.5
Infectious Disease	3.4	75.5	—	78.9
Mature Products/Other	22.9	31.0	12.4	66.3
Total	$740.0	$684.0	$12.4	$1,436.4
Period Ended December 31, 2002
Revenue from external customers:
Core Chemistry	$128.9	$85.3	$—	$214.2
Hemostasis	25.6	28.4	—	54.0
Microbiology	25.3	14.4	—	39.7
Infectious Disease	0.8	17.2	—	18.0
Mature Products/Other	7.9	11.3	2.0	21.2
Total	$188.5	$156.6	$2.0	$347.1
Period Ended October 1, 2002
Revenue from external customers:
Core Chemistry	$354.7	$225.0	$—	$579.7
Hemostasis	69.6	79.3	—	148.9
Microbiology	65.0	33.6	—	98.6
Infectious Disease	2.1	49.5	—	51.6
Mature Products/Other	22.2	27.5	5.9	55.6
Total	$513.6	$414.9	$5.9	$934.4

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended December 31, 2002	Period Ended October 1, 2002
Depreciation and amortization
GCM-Americas	$24.4	$22.9	$4.9	$10.7
GCM-International	59.1	53.8	12.8	38.9
Global Operations	56.1	48.5	10.3	24.6
Total Segment depreciation and amortization	139.6	125.2	28.0	74.2
All Other(1) depreciation and amortization	13.2	11.5	2.3	12.3
Total	$152.8	$136.7	$30.3	$86.5
Segment EBIT
GCM-Americas	$312.7	$285.6	$45.0	$182.7
GCM-International	246.8	211.8	30.5	114.4
Global Operations	(272.8)	(248.3)	(78.5)	(183.4)
Total Segment EBIT	286.7	249.1	(3.0)	113.7
All Other(1) EBIT	(104.7)	(100.1)	(28.4)	1,506.7
Less: interest expense, net	(61.6)	(74.7)	(18.6)	(89.2)
Income (loss) before income tax and cumulative effect of change in accounting principle	$120.4	$74.3	$(50.0)	$1,531.2
Segment assets
GCM-Americas	$382.7	$345.2	$349.4
GCM-International	462.9	388.0	575.0
Global Operations	1,133.6	1,202.2	1,225.7
Total Segment assets	1,979.2	1,935.4	2,150.1
All Other(1) assets	(74.8)	35.9	(231.3)
Total	$1,904.4	$1,971.3	$1,918.8
Expenditures for segment assets
GCM-Americas	$23.9	$18.3	$3.8
GCM-International	63.7	54.1	14.0
Global Operations	37.1	33.7	13.3
Total expenditures for segment assets	124.7	106.1	31.1
All Other(1) expenditures for assets	7.1	6.5	5.0
Total	$131.8	$112.6	$36.1

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

The United States is the Company’s country of domicile. Total sales from external customers for the U.S. were $716.9 million, $680.3 million, $175.4 million and $472.7 million, for the years ended December 31, 2004 and 2003 and the periods ended December 31, 2002 and October 1, 2002, respectively. Total long-lived assets in the U.S. were $895.2 million and $974.2 million as of December 31, 2004 and

2003, respectively. Total sales from external customers outside the U.S. were $842.9 million, $756.1 million, $171.7 million and $461.7 million, for the years ended December 31, 2004 and 2003 and the periods ended December 31, 2002 and October 1, 2002, respectively. Total long-lived assets outside the U.S. were $469.4 million and $427.3 million as of December 31, 2004 and 2003, respectively.

Germany is a significant country as it represents greater than 10% of the Company’s sales and long-lived assets. Total sales from external customers for Germany were $166.5 million, $155.7 million, $31.9 million and $97.0 million, for the years ended December 31, 2004 and 2003 and the periods ended December 31, 2002 and October 1, 2002, respectively. Total long-lived assets in Germany were $295.7 million and $285.5 million as of December 31, 2004 and 2003, respectively.

17.   Guarantor/Non-Guarantor Financial Statements

In connection with DBI’s issuance of the 11.91% senior subordinated notes (see Note 10), Dade Behring Holdings, Inc. and certain of DBI’s U.S. subsidiaries became guarantors of these notes. The following tables present condensed consolidating financial information for the guarantors, non-guarantors, DBI, and Dade Behring Holdings, Inc. Other than Dade Behring Holdings, Inc., each of the guarantors is a direct or indirect wholly owned subsidiary of DBI. On December 31, 2003, various guarantor subsidiaries merged with DBI. The guarantors jointly and severally unconditionally guarantee these notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for DBI on a condensed consolidated basis. All amounts are in millions.

Successor Company Condensed Consolidating Balance Sheet
December 31, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$6.8	$5.1	$18.1	$—	$30.0
Accounts receivable, net	—	97.9	2.2	218.0	—	318.1
Inventories	—	83.1	2.7	103.1	(20.1)	168.8
Prepaid expenses and other current assets	—	11.1	—	4.3	—	15.4
Deferred income taxes	—	—	—	7.5	—	7.5
Total current assets	—	198.9	10.0	351.0	(20.1)	539.8
Property, plant and equipment, net	—	186.4	—	277.6	(17.7)	446.3
Debt issuance costs, net	—	9.9	—	—	—	9.9
Deferred income taxes	—	0.9	—	15.1	—	16.0
Identifiable intangible assets, net	—	274.4	—	138.9	(16.5)	396.8
Goodwill	—	386.1	—	79.9	—	466.0
Other assets	—	15.1	6.8	7.7	—	29.6
Intercompany assets	551.9	722.1	50.6	10.0	(1,334.6)	—
Investments in affiliates	753.0	302.4	—	—	(1,055.4)	—
Total assets	$1,304.9	$2,096.2	$67.4	$880.2	$(2,444.3)	$1,904.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$—	$—	$8.6	$—	$8.6
Accounts payable	—	41.8	—	39.7	—	81.5
Accrued liabilities	—	129.0	2.6	143.3	—	274.9
Total current liabilities	—	170.8	2.6	191.6	—	365.0
Long-term debt	—	433.6	—	—	—	433.6
Deferred income taxes	—	63.8	—	38.3	—	102.1
Other liabilities	—	62.4	6.8	89.3	—	158.5
Intercompany liabilities	459.7	612.6	32.9	229.4	(1,334.6)	—
Total liabilities	459.7	1,343.2	42.3	548.6	(1,334.6)	1,059.2
Total shareholders’ equity	845.2	753.0	25.1	331.6	(1,109.7)	845.2
Total liabilities and shareholders’ equity	$1,304.9	$2,096.2	$67.4	$880.2	$(2,444.3)	$1,904.4

Successor Company Condensed Consolidating Balance Sheet
December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$51.2	$—	$28.3	$—	$79.5
Accounts receivable, net	—	97.3	(0.3)	196.6	—	293.6
Inventories	—	90.5	0.1	104.8	(17.8)	177.6
Prepaid expenses and other current assets	—	9.8	—	8.3	—	18.1
Deferred income taxes	—	—	—	1.0	—	1.0
Total current assets	—	248.8	(0.2)	339.0	(17.8)	569.8
Property, plant and equipment, net	—	187.2	—	253.0	(12.5)	427.7
Debt issuance costs, net	—	15.6	—	—	—	15.6
Goodwill	—	426.3	—	88.3	—	514.6
Deferred income taxes	—	0.6	—	7.3	—	7.9
Identifiable intangible assets, net	—	287.5	—	140.1	(17.8)	409.8
Other assets	(0.4)	18.9	0.6	6.8	—	25.9
Intercompany receivables	508.3	1,714.8	0.4	9.0	(2,232.5)	—
Investments in affiliates	647.7	207.1	—	—	(854.8)	—
Total assets	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$—	$—	$4.8	$—	$4.8
Accounts payable	—	41.2	—	48.5	—	89.7
Accrued liabilities	—	134.3	—	122.9	—	257.2
Total current liabilities	—	175.5	—	176.2	—	351.7
Long-term debt	—	643.4	—	—	—	643.4
Deferred income taxes	—	63.8	—	44.4	—	108.2
Other liabilities	—	78.7	—	93.0	—	171.7
Intercompany liabilities	459.3	1,497.7	0.3	275.2	(2,232.5)	—
Total liabilities	459.3	2,459.1	0.3	588.8	(2,232.5)	1,275.0
Total shareholders’ equity	696.3	647.7	0.5	254.7	(902.9)	696.3
Total liabilities and shareholders’ equity	$1,155.6	$3,106.8	$0.8	$843.5	$(3,135.4)	$1,971.3

Successor Company Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$932.1	$52.5	$859.2	$(284.0)	$1,559.8
Cost of goods sold	—	467.2	24.1	490.1	(276.6)	704.8
Gross profit	—	464.9	28.4	369.1	(7.4)	855.0
Operating costs and expenses:	—
Marketing and administrative expenses	—	260.2	1.3	266.7	1.0	529.2
Research and development expenses	—	96.3	—	37.7	—	134.0
Income from operations	—	108.4	27.1	64.7	(8.4)	191.8
Other (expense) income:	—
Interest expense	—	(54.3)	—	(15.3)	5.6	(64.0)
Interest income	—	7.4	0.2	0.3	(5.5)	2.4
Foreign exchange loss	—	(2.5)	—	—	—	(2.5)
Loss on redemption /purchase of senior subordinated notes	—	(5.0)	—	—	—	(5.0)
Other, primarily intercompany charges	—	(11.8)	(2.5)	(6.1)	18.1	(2.3)
Income before income tax and equity in earnings of unconsolidated subsidiaries	—	42.2	24.8	43.6	9.8	120.4
Income tax expense	—	25.4	—	15.1	—	40.5
Income before equity in earnings of unconsolidated subsidiaries	—	16.8	24.8	28.5	9.8	79.9
Equity in earnings of unconsolidated subsidiaries	79.9	63.1	—	—	(143.0)	—
Net income	$79.9	$79.9	$24.8	$28.5	$(133.2)	$79.9

Successor Company Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$731.1	$216.2	$765.2	$(276.1)	$1,436.4
Cost of goods sold	—	387.4	114.2	442.9	(266.3)	678.2
Gross profit	—	343.7	102.0	322.3	(9.8)	758.2
Operating costs and expenses:
Marketing and administrative expenses	—	249.9	12.3	231.7	—	493.9
Research and development expenses	—	56.7	10.1	50.7	—	117.5
Restructuring expense, net	—	(0.9)	—	—	—	(0.9)
Income from operations	—	38.0	79.6	39.9	(9.8)	147.7
Other (expense) income:
Interest expense	—	(68.7)	—	(21.4)	12.3	(77.8)
Interest income	—	9.9	0.2	5.1	(12.1)	3.1
Foreign exchange gain (loss)	—	(0.7)	1.5	—	—	0.8
Other, primarily intercompany charges	—	66.5	(56.5)	(9.4)	(0.1)	0.5
Income before income tax and equity in earnings of unconsolidated subsidiaries	—	45.0	24.8	14.2	(9.7)	74.3
Income tax expense	—	10.3	9.8	6.1	—	26.2
Income before equity in earnings of unconsolidated subsidiaries	—	34.7	15.0	8.1	(9.7)	48.1
Equity in earnings of unconsolidated subsidiaries	48.1	13.4	—	—	(61.5)	—
Net income	$48.1	$48.1	$15.0	$8.1	$(71.2)	$48.1

Successor Company Condensed Consolidating Statement of Operations
Period Ended December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$187.6	$56.6	$243.2	$(140.3)	$347.1
Cost of goods sold	—	123.2	37.2	206.6	(138.2)	228.8
Gross profit	—	64.4	19.4	36.6	(2.1)	118.3
Operating costs and expenses:
Marketing and administrative expenses	0.2	66.0	3.4	54.9	—	124.5
Research and development expenses	—	16.1	3.0	9.7	—	28.8
Income (loss) from operations	(0.2)	(17.7)	13.0	(28.0)	(2.1)	(35.0)
Other (expense) income:
Interest expense	—	(18.1)	(0.1)	(7.3)	6.0	(19.5)
Interest income	—	3.8	—	3.6	(6.5)	0.9
Foreign exchange gain (loss)	—	4.2	0.2	(0.6)	—	3.8
Other, primarily intercompany charges	—	25.6	(19.2)	0.3	(4.7)	2.0
Loss before reorganization items and income tax	(0.2)	(2.2)	(6.1)	(32.0)	(7.3)	(47.8)
Reorganization item:
Reorganization costs	—	2.2	—	—	—	2.2
Loss before income tax and equity in earnings of unconsolidated subsidiaries	(0.2)	(4.4)	(6.1)	(32.0)	(7.3)	(50.0)
Income tax expense (benefit)	—	8.6	—	(10.0)	—	(1.4)
Loss before equity in earnings of unconsolidated subsidiaries	(0.2)	(13.0)	(6.1)	(22.0)	(7.3)	(48.6)
Equity in earnings of unconsolidated subsidiaries	(48.4)	(35.4)	—	—	83.8	—
Net loss	$(48.6)	$(48.4)	$(6.1)	$(22.0)	$76.5	$(48.6)

Predecessor Company Condensed Consolidating Statement of Operations
Period Ended October 1, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$496.5	$162.1	$675.6	$(399.8)	$934.4
Cost of goods sold	—	292.4	99.7	469.4	(394.0)	467.5
Gross profit	—	204.1	62.4	206.2	(5.8)	466.9
Operating costs and expenses:
Marketing and administrative expenses	—	167.2	9.5	146.2	—	322.9
Research and development expenses	—	35.2	12.7	17.4	—	65.3
Cost reduction programs expense	—	0.8	0.4	1.7	—	2.9
Restructuring expense, net	—	(2.9)	—	0.1	—	(2.8)
Income from operations	—	3.8	39.8	40.8	(5.8)	78.6
Other (expense) income:
Interest expense	—	(76.7)	—	(30.4)	15.2	(91.9)
Interest income	—	4.9	0.1	12.7	(15.0)	2.7
Balance sheet restructuring costs	—	(21.2)	—	—	—	(21.2)
Foreign exchange gain (loss)	—	7.5	0.5	(9.8)	—	(1.8)
Other, primarily intercompany charges	—	92.8	(44.7)	(34.5)	(16.3)	(2.7)
Income (loss) before income tax and reorganization costs	—	11.1	(4.3)	(21.2)	(21.9)	(36.3)
Reorganization items
Gain on extinguishment of debt	—	786.3	—	—	—	786.3
Fresh-start adjustments	—	643.5	4.9	168.2	—	816.6
Reorganization costs	—	(35.4)	—	—	—	(35.4)
Income before income tax	—	1,405.5	0.6	147.0	(21.9)	1,531.2
Income tax expense	—	—	—	20.1	—	20.1
Income before equity in earnings of unconsolidated subsidiaries and cumulative effect of change in accounting principle	—	1,405.5	0.6	126.9	(21.9)	1,511.1
Equity in earnings of unconsolidated subsidiaries	1,511.1	105.6	—	—	(1,616.7)	—
Cumulative effect of change in accounting principle	20.0	20.0	—	—	(20.0)	20.0
Net income	$1,531.1	$1,531.1	$0.6	$126.9	$(1,658.6)	$1,531.1

Successor Company Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$79.9	$79.9	$24.8	$28.5	$(133.2)	$79.9
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(79.9)	(63.1)	—	—	143.0	—
Depreciation and amortization expense	—	69.6	—	89.5	(6.3)	152.8
Net loss on disposal of fixed assets	—	2.8	—	1.7	—	4.5
Stock-based compensation expense	—	6.4	—	—	—	6.4
Payments from restructuring reserves	—	(0.4)	—	—	—	(0.4)
Deferred income taxes	—	25.4	—	2.4	—	27.8
Changes in balance sheet items:	—	—	—
Accounts receivable, net	—	(0.6)	(2.5)	(173.2)	—	(176.3)
Sale of trade receivables	—	—	—	167.4	—	167.4
Inventories	—	7.4	(2.6)	14.1	—	18.9
Prepaid expenses and other current assets	—	(1.3)	—	4.2	—	2.9
Accounts payable	—	0.6	—	(11.4)	—	(10.8)
Accrued liabilities	—	(4.9)	2.6	0.1	—	(2.2)
Lease receivables, net	—	5.8	(51.5)	—	—	(45.7)
Sale of lease receivables	—	—	44.9	—	—	44.9
Other, net	(39.5)	91.2	(19.6)	(49.2)	(3.5)	(20.6)
Net cash flow provided by (utilized for) operating activities	(39.5)	218.8	(3.9)	74.1	—	249.5
Investing Activities:
Capital expenditures	—	(52.7)	9.0	(88.1)	—	(131.8)
Net cash flow (utilized for) provided by investing activities	—	(52.7)	9.0	(88.1)	—	(131.8)
Financing Activities:
Net proceeds related to short-term debt	—	—	—	3.0	—	3.0
Repayments of borrowings under bank credit agreement	—	(169.9)	—	—	—	(169.9)
Redemption/purchase of senior subordinated notes	—	(40.3)	—	—	—	(40.3)
Proceeds from exercise of stock options	30.9	—	—	—	—	30.9
Proceeds from employee stock purchase plan	8.6	—	—	—	—	8.6
Payment of debt issuance costs	—	(0.3)	—	—	—	(0.3)
Net cash flow provided by (utilized for) financing activities	39.5	(210.5)	—	3.0	—	(168.0)
Effect of foreign exchange rates on cash	—	—	—	0.8	—	0.8
Net increase (decrease) in cash and cash equivalents	—	(44.4)	5.1	(10.2)	—	(49.5)
Cash and Cash Equivalents:
Beginning of Period	—	51.2	—	28.3	—	79.5
End of Period	$—	$6.8	$5.1	$18.1	$—	$30.0

Successor Company Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$48.1	$48.1	$15.0	$8.1	$(71.2)	$48.1
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(48.1)	(13.4)	—	—	61.5	—
Depreciation and amortization expense	—	50.3	11.9	78.2	(3.7)	136.7
Net loss on disposal of fixed assets	—	1.2	1.0	1.0	—	3.2
Stock-based compensation expense	—	10.5	—	—	—	10.5
Provisions for restructuring reserve, net	—	(0.9)	—	—	—	(0.9)
Payments from restructuring reserves	—	(2.9)	—	(0.8)	—	(3.7)
Deferred income taxes	—	19.7	—	(3.4)	—	16.3
Changes in balance sheet items:
Accounts receivable, net	—	(8.6)	4.0	(150.6)	—	(155.2)
Sale of trade receivables	—	—	—	181.1	—	181.1
Inventories	—	4.7	(0.2)	8.6	—	13.1
Prepaid expenses and other current assets	—	1.2	(0.5)	1.1	—	1.8
Accounts payable	—	4.6	0.7	0.4	—	5.7
Accrued liabilities	—	0.3	2.0	9.6	—	11.9
Lease receivables, net	—	(0.5)	(0.5)	—	—	(1.0)
Other, net	(21.9)	106.5	(24.9)	(86.3)	13.4	(13.2)
Net cash flow provided by (utilized for) operating activities	(21.9)	220.8	8.5	47.0	—	254.4
Investing Activities:
Capital expenditures	—	(35.7)	(8.2)	(68.7)	—	(112.6)
Proceeds from sale of assets	—	—	—	1.2	—	1.2
Decrease in restricted cash	—	—	—	7.9	—	7.9
Net cash flow utilized for investing activities	—	(35.7)	(8.2)	(59.6)	—	(103.5)
Financing Activities:
Net repayments related to short-term debt	—	—	—	(1.4)	—	(1.4)
Repayments of borrowings under new bank credit agreement	—	(125.4)	—	—	—	(125.4)
Payment of debt issuance costs	—	(4.5)	—	—	—	(4.5)
Proceeds from exercise of stock options	19.1	—	—	—	—	19.1
Proceeds from employee stock purchase plan	2.8	—	—	—	—	2.8
Net cash flow provided by (utilized for) financing activities	21.9	(129.9)	—	(1.4)	—	(109.4)
Effect of foreign exchange rates on cash	—	—	—	2.5	—	2.5
Net increase (decrease) in cash and cash equivalents	—	55.2	0.3	(11.5)	—	44.0
Cash and Cash Equivalents:
Beginning of Period	—	16.3	—	19.2	—	35.5
End of Period	$—	$71.5	$0.3	$7.7	$—	$79.5

Successor Company Condensed Consolidating Statement of Cash Flows

Period Ended December 31, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net loss	$(48.6)	$(48.4)	$(6.1)	$(22.0)	$76.5	$(48.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	48.4	35.4	—	—	(83.8)	—
Fresh-start adjustments	—	17.6	7.0	32.7	—	57.3
Depreciation and amortization expense	—	11.1	2.6	16.6	—	30.3
Net loss on disposal of fixed assets	—	0.4	0.1	(0.8)	—	(0.3)
Stock-based compensation expense	—	5.9	—	—	—	5.9
Other non-cash charges	—	0.1	—	—	—	0.1
Payments from restructuring reserves	—	(1.0)	—	—	—	(1.0)
Deferred income taxes	—	8.6	—	(12.2)	—	(3.6)
Changes in balance sheet items:
Accounts receivable, net	2.0	(5.7)	0.3	(33.7)	—	(37.1)
Sale of trade receivables	—	—	—	36.2	—	36.2
Inventories	—	12.2	2.2	6.7	—	21.1
Prepaid expenses and other current assets	—	(2.6)	0.3	(1.4)	—	(3.7)
Accounts payable	—	(1.7)	(0.3)	3.7	—	1.7
Accrued liabilities	—	16.9	(0.7)	(4.8)	—	11.4
Lease receivables, net	—	(1.6)	—	—	—	(1.6)
Other, net	(1.8)	0.2	(3.1)	0.4	7.3	3.0
Net cash flow provided by operating activities	—	47.4	2.3	21.4	—	71.1
Investing Activities:
Capital expenditures	—	(14.9)	(2.3)	(18.9)	—	(36.1)
Proceeds from sale of assets	—	—	—	1.5	—	1.5
Decrease in restricted cash	—	—	—	1.8	—	1.8
Net cash flow utilized for investing activities	—	(14.9)	(2.3)	(15.6)	—	(32.8)
Financing Activities:
Net repayments related to short-term debt	—	—	—	(4.3)	—	(4.3)
Repayments of borrowings related to former revolving credit facility	—	(17.5)	—	—	—	(17.5)
Net cash flow utilized for financing activities	—	(17.5)	—	(4.3)	—	(21.8)
Effect of foreign exchange rates on cash	—	—	—	1.1	—	1.1
Net increase in cash and cash equivalents	—	15.0	—	2.6	—	17.6
Cash and Cash Equivalents:
Beginning of Period	—	1.3	—	16.6	—	17.9
End of Period	$—	$16.3	$—	$19.2	$—	$35.5

Predecessor Company Condensed Consolidating Statement of Cash Flows

Period Ended October 1, 2002

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$1,531.1	$1,531.1	$0.6	$126.9	$(1,658.6)	$1,531.1
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(1,531.1)	(105.6)	—	—	1,636.7	—
Gain on extinguishment of debt	—	(786.3)	—	—	—	(786.3)
Fresh-start adjustments	—	(643.5)	(4.9)	(168.2)	—	(816.6)
Cumulative effect of change in accounting principle	—	(20.0)	—	—	—	(20.0)
Depreciation and amortization expense	—	35.3	8.2	43.0	—	86.5
Net loss on disposal of fixed assets	—	1.4	2.2	2.2	—	5.8
Stock-based compensation expense	—	1.0	—	—	—	1.0
Other non-cash charges	—	0.8	—	—	—	0.8
Provisions for restructuring reserve, net	—	(2.8)	—	—	—	(2.8)
Payments from restructuring reserves	—	(18.0)	—	—	—	(18.0)
Deferred income taxes	—	—	—	14.3	—	14.3
Changes in balance sheet items:
Accounts receivable, net	(0.3)	—	9.6	(88.9)	—	(79.6)
Sale of trade receivables	—	—	—	73.5	—	73.5
Inventories	—	2.4	11.7	3.5	—	17.6
Prepaid expenses and other current assets	—	(2.8)	0.5	2.1	—	(0.2)
Accounts payable	—	0.9	(2.4)	(12.3)	—	(13.8)
Accrued liabilities	—	(39.7)	0.6	86.4	—	47.3
Lease receivables, net	—	3.3	—	—	—	3.3
Other, net	0.3	(23.7)	(21.6)	11.7	21.9	(11.4)
Net cash flow provided by (utilized for) operating activities	—	(66.2)	4.5	94.2	—	32.5
Investing Activities:
Capital expenditures	—	(22.1)	(4.9)	(38.2)	—	(65.2)
Increase in restricted cash	—	—	—	(4.6)	—	(4.6)
Net cash flow utilized for investing activities	—	(22.1)	(4.9)	(42.8)	—	(69.8)
Financing Activities:
Net repayments related to short-term debt	—	—	—	(54.6)	—	(54.6)
Payment of debt issuance costs	—	(14.7)	—	—	—	(14.7)
Payments to bank debt lenders and senior subordinated note holders per the Plan of Reorganization	—	(409.0)	—	—	—	(409.0)
Proceeds from borrowings under new term loan facility	—	450.0	—	—	—	450.0
Proceeds from borrowings under new revolving credit facility	—	17.5	—	—	—	17.5
Repayments of borrowings related to former revolving credit facility	—	(4.5)	—	(1.7)	—	(6.2)
Repayments of borrowings under former bank credit agreement	—	(17.5)	—	—	—	(17.5)
Net cash flow provided by (utilized for) financing activities	—	21.8	—	(56.3)	—	(34.5)
Effect of foreign exchange rates on cash	—	—	—	2.9	—	2.9
Net decrease in cash and cash equivalents	—	(66.5)	(0.4)	(2.0)	—	(68.9)
Cash and Cash Equivalents:
Beginning of Period	—	67.8	0.4	18.6	—	86.8
End of Period	$—	$1.3	$—	$16.6	$—	$17.9

18. Quarterly Financial Data (unaudited)

Amounts are in millions, except per share data.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$381.8	$388.6	$369.4	$420.0
Gross profit	204.7	220.0	202.4	227.9
Net income	17.0	21.7	17.2	24.0
Basic income per share	$0.41	$0.51	$0.40	$0.55
Diluted income per share	$0.38	$0.48	$0.38	$0.52

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$342.7	$361.7	$340.4	$391.6
Gross profit	178.8	192.5	181.3	205.6
Net income	10.8	15.0	9.8	12.5
Basic income per share	$0.27	$0.37	$0.24	$0.30
Diluted income per share	$0.26	$0.36	$0.23	$0.29

DADE BEHRING HOLDINGS, INC. PREDECESSOR COMPANY SCHEDULE OF
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (Dollars in millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Period ended October 1, 2002
Allowance for bad debts	$16.7	2.6	1.0	(1)	(1.4)		$—
					(18.9)	(2)
Income tax valuation allowance	$550.1	26.0	(1.7	)(1)	(81.5)		$411.5
					(81.4)	(2)

(1)          Impact of foreign currency translation and comprehensive income items.

(2)          Impact of adopting fresh-start reporting.

DADE BEHRING HOLDINGS, INC. SUCCESSOR COMPANY SCHEDULE OF
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (Dollars in millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Period ended December 31, 2002
Allowance for bad debts	$—	2.8	0.7	(1)	(0.6)		$2.9
Income tax valuation allowance	$411.5	3.8	3.1	(1)	(1.8	)(2)	$416.6
Year ended December 31, 2003
Allowance for bad debts	$2.9	3.9	2.7	(1)	(0.8)		$8.7
Income tax valuation allowance	$416.6	0.9	9.8	(1)	(4.6)		$395.4
					(27.3	)(2)
Year ended December 31, 2004
Allowance for bad debts	$8.7	11.4	1.2	(1)	(5.0)		$16.3
Income tax valuation allowance	$395.4	0.5	2.1	(1)	(2.5)		$375.4
					(20.1	)(2)

(1)          Impact of foreign currency translation and comprehensive income items.

(2)          Reversal of valuation allowances to goodwill in accordance with fresh-start reporting.

EXHIBIT INDEX

EXHIBIT NUMBER		EXHIBIT TITLE
2.	1

Disclosure Statement for Dade Behring Entities’ Joint Chapter 11 Plan of Reorganization dated June 27, 2002 (including the Plan of Reorganization which is attached as Exhibit A thereto) (incorporated by reference to the Form T-3 filed by Dade Behring Inc. (File No. 022-28621)).

3.	1	Third Amended and Restated Certificate of Incorporation.*
3.	2	Fourth Amended and Restated Bylaws. Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dade Behring Holdings, Inc. filed on August 13, 2003.
4.	1	Form of certificate of common stock.*
4.	2	Indenture dated October 3, 2002 among Dade Behring Inc., the Guarantors (as defined therein) and BNY Midwest Trust Company, as Trustee.*
4.	3	Form of Subordinated Note.*
4.	4	Rights Agreement dated October 3, 2002 by and between Dade Behring Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent.*
10.	1

Credit Agreement dated October 3, 2002 among Dade Behring Holdings, Inc., Dade Behring Inc., Various Lending Institutions, Deutsche Bank Securities Inc. (as Lead Arranger and Lead Book Runner), Deutsche Bank AG, New York Branch (as Administrative Agent), and General Electric Capital Corporation and The Royal Bank of Scotland PLC (as Syndication Agents).*

10.	2

First Amendment and Consent to Credit Agreement dated as of December 20, 2002 between Dade Behring Inc. and Deutsche bank AG, New York Branch as Administrative Agent and as a Lender. Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dade Behring Holdings, Inc. filed on November 5, 2003.

10.	3

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

10.	4

Third Amendment to Credit Agreement dated as of December 23, 2003 among Dade Behring Holdings, Inc. (Holdings), Dade Behring Inc. (the Borrower), the lenders from time to time under the Credit Agreement (the Lenders), and Deutsche Bank AG, New York Branch (as Administrative Agent). Incorporated by reference to the Annual Report on Form 10-K filed by Dade Behring Holdings, Inc. filed on March 10, 2004.

10.	5

Fourth Amendment and Consent to Credit Agreement dated as of March 12, 2004, among Dade Behring Holdings, Inc. (“Holdings”), Dade Behring Inc. (the “Borrower”), the lenders from time to time under the Credit Agreement (the “Lenders”), and Deutsche Bank AG, New York Branch as Administrative Agent (in such capacity, the “Administrative Agent”). Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dade Behring Holdings, Inc. filed on May 4, 2004.

10.	6

Fifth Amendment to Credit Agreement dated as of December 21, 2004, among Dade Behring Holdings, Inc. (“Holdings”), Dade Behring Inc. (the “Borrower”), the lenders from time to time under the Credit Agreement (the “Lenders”), and Deutsche Bank AG, New York Branch as Administrative Agent (in such capacity, the “Administrative Agent”). Incorporated by reference to the Current Report on Form 8-K filed by Dade Behring Holdings, Inc. filed on December 28, 2004.

10.	7	Registration Rights Agreement dated October 3, 2002 by and among Dade Behring Holdings, Inc. and the Holders named therein.*
10.	8	Registration Rights Agreement dated October 3, 2002 by and among Dade Behring Inc., the Guarantors named therein, and the holders of Senior Subordinated Notes named therein.*
†10.	9	Dade Behring 2004 Incentive Compensation Plan. Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dade Behring Holdings, Inc. filed on May 4, 2004.
†10.	10	Dade Behring 2004 Management Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed by Dade Behring Holdings, Inc. filed on December 22, 2004.
†10.	11	Dade Behring 2004 Management Incentive Plan Stock Option Grant Acceptance and Acknowledgment and Stock Option Agreement.
†10.	12	Executive Officers 2005 Annual Incentive Program under the Dade Behring 2004 Incentive Compensation Plan.
†10.	13

Management Employment Agreement between James Reid-Anderson and Dade Behring Inc. dated June 1, 2001. Incorporated by reference to the Annual Report on Form 10-K filed by Dade Behring Holdings, Inc. on March 28, 2003.

†10.	14	Dade Behring Holdings, Inc. 2002 Management Stock Option Plan.*
10.	15	Dade Behring Holdings, Inc. 2002 Director Stock Option Plan.*
†10.	16

Dade Behring Holdings, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan. Incorporated by reference to the Registration Statement on Form S-8 filed by Dade Behring Holdings, Inc. on March 7, 2003 (Registration No. 333-103646).

†10.	17	Dade Behring Inc. Deferred Compensation Plan (Deferred Savings Investment Plan).*
†10.	18	Form of Executive Severance Agreement between Dade Behring Holdings, Inc. and various Executive Officers.*
†10.	19

Supplemental Pension Arrangement as amended December 6, 2002 between Dade Behring Inc. and Donal M. Quinn. Incorporated by reference to the Annual Report on Form 10-K filed by Dade Behring Holdings, Inc. on March 28, 2003.

†10.	20	Dade International Inc. Supplemental Pension Plan.*

†10.	21	Dade Behring Employee Stock Purchase Plan. Incorporated by reference to the Annual Report on Form 10-K filed by Dade Behring Holdings, Inc. on March 28, 2003.
†10.	22	Dade Behring Stock Unit Award Agreement.
21.	1	Subsidiaries of Dade Behring Holdings, Inc.
23.	1	Consent of PricewaterhouseCoopers LLP.
31.	1	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.	2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated by reference to the Registration Statement on Form 10 filed by Dade Behring Holdings, Inc. filed on September 23, 2002 (Registration No. 000-50010).

†                                         Indicates management contract or compensatory plan or arrangement.