Form 10-Q
period 2005-03-31
DADE BEHRING HOLDINGS INC
filed 2005-04-29
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-50010

DADE BEHRING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3989270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1717 Deerfield Road,	60015
Deerfield Illinois	(Zip Code)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding at April 22, 2005: 44,270,993

DADE BEHRING HOLDINGS, INC.
MARCH 31, 2005 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$15.7	$30.0
Accounts receivable, net	327.6	318.1
Inventories	167.2	168.8
Prepaid expenses and other current assets	14.7	15.4
Deferred income taxes	7.1	7.5
Total current assets	532.3	539.8
Property, plant and equipment, net	429.2	446.3
Debt issuance costs, net	8.3	9.9
Deferred income taxes	17.6	16.0
Identifiable intangible assets, net	383.1	396.8
Goodwill	453.3	466.0
Other assets	37.4	29.6
Total assets	$1,861.2	$1,904.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$4.4	$8.6
Accounts payable	71.1	81.5
Accrued liabilities	260.1	274.9
Total current liabilities	335.6	365.0
Long-term debt	393.3	433.6
Deferred income taxes	98.5	102.1
Other liabilities	162.0	158.5
Total liabilities	989.4	1,059.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 65,000,000 shares authorized at March 31, 2005 and December 31, 2004, respectively; 44,138,168 and 43,694,499 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	0.4	0.4
Additional paid-in capital	740.9	733.0
Unearned stock-based compensation	(6.6)	(8.1)
Retained earnings	104.6	79.4
Accumulated other comprehensive income	32.5	40.5
Total shareholders’ equity	871.8	845.2
Total liabilities and shareholders’ equity	$1,861.2	$1,904.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$412.9	$381.8
Cost of goods sold	189.7	177.1
Gross profit	223.2	204.7
Operating costs and expenses:
Marketing and administrative expenses	135.2	127.4
Research and development expenses	33.5	30.4
Income from operations	54.5	46.9
Other income (expense):
Interest expense	(12.4)	(16.6)
Interest income	0.9	0.7
Foreign exchange loss	(2.2)	(1.7)
Loss on redemption of senior subordinated notes	—	(1.9)
Other	(0.8)	—
Income before income tax expense	40.0	27.4
Income tax expense	14.8	10.4
Net income	25.2	17.0
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments	(12.5)	(4.8)
Net gain (loss) on derivative instruments	4.5	(1.1)
Other comprehensive loss, net of income tax	(8.0)	(5.9)
Comprehensive income	$17.2	$11.1
Basic net income per common share:	$0.57	$0.41
Diluted net income per common share:	$0.54	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions, except share-related data)

	Common Stock		Additional Paid-in	Unearned Stock-Based	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2004	43,694,499	$0.4	$733.0	$(8.1)	$79.4	$40.5	$845.2
Net income	—	—	—	—	25.2	—	25.2
Exercise of stock options	443,669	—	6.8	—	—	—	6.8
Income tax benefit from stock transactions	—	—	1.1	—	—	—	1.1
Amortization of unearned stock-based compensation	—	—	—	1.5	—	—	1.5
Net gain on derivative instruments, net of income taxes	—	—	—	—	—	4.5	4.5
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(12.5)	(12.5)
Balance at March 31, 2005	44,138,168	$0.4	$740.9	$(6.6)	$104.6	$32.5	$871.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$25.2	$17.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41.4	37.0
Net loss on disposal of fixed assets	0.5	0.8
Stock-based compensation expense	1.5	1.3
Deferred income taxes	8.8	7.2
Changes in balance sheet items:
Accounts receivable, net	(18.0)	0.7
Inventories	(2.6)	2.9
Prepaid expenses and other current assets	0.5	3.9
Accounts payable	(8.9)	(10.3)
Accrued liabilities	(7.1)	(15.5)
Other, net	9.1	5.4
Net cash flow provided by operating activities	50.4	50.4
Investing Activities:
Capital expenditures	(27.3)	(26.1)
Net cash flow utilized for investing activities	(27.3)	(26.1)
Financing Activities:
Net repayments related to short-term debt	(3.9)	(3.5)
Repayments of borrowings under bank credit agreement	(40.0)	(40.0)
Redemption of senior subordinated notes	—	(15.9)
Payment of debt issuance costs	—	(0.3)
Proceeds from exercise of stock options	6.8	13.8
Net cash flow utilized for financing activities	(37.1)	(45.9)
Effect of foreign exchange rates on cash	(0.3)	(0.1)
Net decrease in cash and cash equivalents	(14.3)	(21.7)
Cash and Cash Equivalents:
Beginning of Period	30.0	79.5
End of Period	$15.7	$57.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

1.   Organization and Business

Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”), formerly Dade International Inc. (collectively, the “Company”). The Company develops, manufactures and markets clinical diagnostic equipment, reagents, consumable supplies and services worldwide.

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2004 consolidated financial statements of the Company included in the Company’s 2004 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter ended March 31, 2005	Quarter ended March 31, 2004
Net income	$25.2	$17.0
Weighted average outstanding common shares
Basic	44,003,369	41,978,230
Effect of dilutive securities (stock options)	2,335,964	2,684,043
Diluted	46,339,333	44,662,273
Basic net income per share	$0.57	$0.41
Diluted net income per share	$0.54	$0.38

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

	Quarter ended March 31, 2005	Quarter ended March 31, 2004
	(in millions, except per share data)
Net income available for common stock as reported	$25.2	$17.0
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1.0	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3.1)	(2.0)
Pro forma net income	$23.1	$15.8
Basic as reported	$0.57	$0.41
Basic pro forma	$0.53	$0.38
Diluted as reported	$0.54	$0.38
Diluted pro forma	$0.50	$0.35

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” The revised SFAS No. 123 replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Securities and Exchange Commission has since delayed the required adoption date of the revised statement until January 1, 2006. The Company will adopt the revised statement at that time. As a result, the expense estimate previously disclosed in the Company’s Form 10-K is no longer accurate. The Company currently estimates that approximately $5 million will be recognized as expense during 2005 under the provisions of APB Opinion No. 25.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

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

	March 31, 2005	December 31, 2004
Raw materials	$27.2	$23.0
Work-in-process	35.0	37.9
Finished products	105.0	107.9
Total inventories	$167.2	$168.8

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		March 31, 2005			December 31, 2004
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	132.1	$(34.1)	98.0	134.6	$(31.1)	103.5
Developed technology	6 to 10	141.1	(49.3)	91.8	145.0	(45.5)	99.5
Internally developed software	5 to 10	61.0	(15.9)	45.1	59.1	(14.2)	44.9
Patents	9 to 11	18.6	(5.4)	13.2	18.9	(5.0)	13.9
		$487.8	$(104.7)	$383.1	$492.6	$(95.8)	$396.8

Amortization expense totaled $11.1 million and $10.6 million for the quarters ended March 31, 2005 and 2004, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2006 through 2010 is as follows: $42.5 million, $41.3 million, $37.2 million, $26.9 million and $17.7 million, respectively.

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. During the quarters ended March 31, 2005 and 2004, $18.7 million and $3.0 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $0.9 million and nil, respectively. The losses are included in other expense on the accompanying statements of operations. At March 31, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $10.2 million and $20.3 million, respectively.  At December 31, 2004, the short-and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $9.9 million and $17.4 million, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

6.   Retirement Programs

The components of net periodic benefit cost recognized were as follows (in millions):

	Quarter ended March 31, 2005	Quarter ended March 31, 2004
Service cost	$4.1	$3.2
Interest cost	4.1	3.7
Expected return on plan assets	(3.6)	(2.8)
Recognized net actuarial loss	0.2	0.1
Net periodic benefit cost	$4.8	$4.2

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

Revenue by segment for the quarters ended March 31, 2005 and 2004 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter ended March 31, 2005
Revenue from external customers:
Core Chemistry	$144.7	$120.8	$1.8	$267.3
Hemostasis	33.0	42.9	—	75.9
Microbiology	23.3	15.4	—	38.7
Infectious Disease	1.6	20.0	—	21.6
Mature Products/Other	3.4	3.0	3.0	9.4
Total	$206.0	$202.1	$4.8	$412.9
Quarter ended March 31, 2004
Revenue from external customers:
Core Chemistry	$132.2	$112.3	$1.5	$246.0
Hemostasis	30.2	39.2	—	69.4
Microbiology	21.7	12.1	—	33.8
Infectious Disease	0.9	18.5	—	19.4
Mature Products/Other	4.4	5.9	2.9	13.2
Total	$189.4	$188.0	$4.4	$381.8

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

7.   Business Segment and Geographic Information (Continued)

Earnings before interest and income tax (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax. Financial information by segment for the quarters ended March 31, 2005 and 2004 is summarized as follows (in millions):

	Quarter ended March 31, 2005	Quarter ended March 31, 2004
Depreciation and amortization
GCM-Americas	$6.5	$6.1
GCM-International	16.4	14.5
Global Operations	14.6	13.7
Total Segment depreciation and amortization	37.5	34.3
All Other(1) depreciation and amortization	3.9	2.7
Total	$41.4	$37.0
Segment EBIT
GCM-Americas	$83.1	$73.8
GCM-International	69.8	62.8
Global Operations	(74.2)	(69.1)
Total Segment EBIT	78.7	67.5
All Other(1) EBIT	(27.2)	(24.2)
Less: interest expense, net	(11.5)	(15.9)
Income before income tax expense	$40.0	$27.4

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Goodwill at December 31, 2004 aggregated $466.0 million. The amount of goodwill allocated to each segment at December 31, 2004 was $350.1 million to Global Operations and $115.9 million to GCM-Americas. Goodwill at March 31, 2005 aggregated $453.3 million. The amount of goodwill allocated to each segment at March 31, 2005 was $340.5 million to Global Operations and $112.8 million to GCM-Americas. The change in goodwill balance during the first three months of 2005 is due to tax benefits related to employee exercises of non-qualified stock options and reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Due to the existence of valuation allowances, goodwill was reduced by the tax benefit of the stock option rather than being recognized in shareholders’ equity. Per the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the reductions in valuation allowances were credited first to goodwill.

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

Condensed Consolidating Balance Sheet
March 31, 2005

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	3.7	$—	$12.0	$—	$15.7
Accounts receivable, net	—	98.1	3.5	226.0	—	327.6
Inventories	—	89.2	1.1	102.5	(25.6)	167.2
Prepaid expenses and other current assets	—	8.1	—	6.6	—	14.7
Deferred income taxes	—	—	—	7.1	—	7.1
Total current assets	—	199.1	4.6	354.2	(25.6)	532.3
Property, plant and equipment, net	—	183.8	—	263.1	(17.7)	429.2
Debt issuance costs, net	—	8.3	—	—	—	8.3
Deferred income taxes	—	0.9	—	16.7	—	17.6
Identifiable intangible assets, net	—	270.9	—	127.2	(15.0)	383.1
Goodwill	—	375.6	—	77.7	—	453.3
Other assets	—	17.2	11.3	8.9	—	37.4
Intercompany assets	558.6	727.2	79.0	8.2	(1,373.0)	—
Investments in affiliates	772.9	308.1	—	—	(1,081.0)	—
Total assets	$1,331.5	$2,091.1	$94.9	$856.0	$(2,512.3)	$1,861.2
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$—	$—	4.4	$—	4.4
Accounts payable	—	41.1	—	30.0	—	71.1
Accrued liabilities	—	109.6	4.2	146.3	—	260.1
Total current liabilities	—	150.7	4.2	180.7	—	335.6
Long-term debt	—	393.3	—	—	—	393.3
Deferred income taxes	—	63.8	—	34.7	—	98.5
Other liabilities	—	64.4	5.8	91.8	—	162.0
Intercompany liabilities	459.7	646.0	47.1	220.2	(1,373.0)	—
Total liabilities	459.7	1,318.2	57.1	527.4	(1,373.0)	989.4
Total shareholders’ equity	871.8	772.9	37.8	328.6	(1,139.3)	871.8
Total liabilities and shareholders’ equity	$1,331.5	$2,091.1	$94.9	$856.0	$(2,512.3)	$1,861.2

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Guarantor/Non-Guarantor Financial Statements (Continued)

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Operations
Quarter Ended March 31, 2005

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$232.6	$24.3	$231.0	$(75.0)	$412.9
Cost of goods sold	—	117.8	10.1	131.1	(69.3)	189.7
Gross profit	—	114.8	14.2	99.9	(5.7)	223.2
Operating costs and expenses:
Marketing and administrative expenses	—	63.5	0.3	71.4	—	135.2
Research and development expenses	—	23.9	—	9.6	—	33.5
Income from operations	—	27.4	13.9	18.9	(5.7)	54.5
Other (expense) income:
Interest expense	—	(11.1)	(0.4)	(2.0)	1.1	(12.4)
Interest income	—	1.5	0.1	0.3	(1.0)	0.9
Foreign exchange loss	—	(2.2)	—	—	—	(2.2)
Other, primarily intercompany charges	—	5.4	(0.8)	(6.7)	1.3	(0.8)
Income before income tax and equity in earnings of unconsolidated subsidiaries	—	21.0	12.8	10.5	(4.3)	40.0
Income tax expense	—	11.0	—	3.8	—	14.8
Income before equity in earnings of unconsolidated subsidiaries	—	10.0	12.8	6.7	(4.3)	25.2
Equity in earnings of unconsolidated subsidiaries	25.2	15.2	—	—	(40.4)	—
Net income	$25.2	$25.2	$12.8	$6.7	$(44.7)	$25.2

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Guarantor/Non-Guarantor Financial Statements (Continued)

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Guarantor/Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
Quarter Ended March 31, 2005

	DBHI	DBI	Other Guarantors	Non- Guarantors	Eliminations	Total
Operating Activities:
Net income	$25.2	$25.2	$12.8	$6.7	$(44.7)	$25.2
Adjustments to reconcile net income to net cash provided by (utilized for) operating activities:
Equity in earnings of unconsolidated subsidiaries	(25.2)	(15.2)	—	—	40.4	—
Depreciation and amortization expense	—	17.8	—	25.4	(1.8)	41.4
Net loss on disposal of fixed assets	—	0.2	—	0.3	—	0.5
Stock-based compensation expense	—	1.5	—	—	—	1.5
Deferred income taxes	—	10.8	—	(2.0)	—	8.8
Changes in balance sheet items:	—
Accounts receivable, net	—	(0.2)	(3.8)	(14.0)	—	(18.0)
Inventories	—	(6.1)	(1.0)	4.5	—	(2.6)
Prepaid expenses and other current assets	—	3.0	—	(2.5)	—	0.5
Accounts payable	—	(0.7)	—	(8.2)	—	(8.9)
Accrued liabilities	—	(19.4)	4.2	8.1	—	(7.1)
Other, net	(6.8)	30.3	(17.3)	(3.2)	6.1	9.1
Net cash flow provided by (utilized for) operating activities	(6.8)	47.2	(5.1)	15.1	—	50.4
Investing Activities:
Capital expenditures	—	(10.3)	—	(17.0)	—	(27.3)
Net cash flow utilized for investing activities	—	(10.3)	—	(17.0)	—	(27.3)
Financing Activities:
Net repayments related to short-term debt	—	—	—	(3.9)	—	(3.9)
Repayments of borrowings under bank credit agreement	—	(40.0)	—	—	—	(40.0)
Proceeds from exercise of stock options	6.8	—	—	—	—	6.8
Net cash flow provided by (utilized for) financing activities	6.8	(40.0)	—	(3.9)	—	(37.1)
Effect of foreign exchange rates on cash	—	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	—	(3.1)	(5.1)	(6.1)	—	(14.3)
Cash and Cash Equivalents:
Beginning of Period	—	6.8	5.1	18.1	—	30.0
End of Period	$—	$3.7	$—	$12.0	$—	$15.7

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Guarantor/Non-Guarantor Financial Statements (Continued)

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Subsequent Events

On April 27, 2005, the Company entered into a new multi-currency $600 million, five-year revolving credit facility. Based upon current ratings, the interest rate on U.S. dollar borrowings under the new facility is LIBOR plus 62.5 basis points. This new facility replaces the Company’s previously existing term loan and revolving credit facility, under which $118.3 million was outstanding at March 31, 2005. Amounts outstanding at April 27, 2005 under the old facility were repaid by drawing on the new facility. The balance of unamortized deferred financing fees associated with the old facility, approximately $8 million, were written-off in April 2005. Fees for the new facility of approximately $3 million will be capitalized and amortized over its five-year life. Additionally, the Company will draw funds under the new facility to redeem the $275.0 million outstanding of the Company’s 11.91% senior subordinated notes, using the make-whole provision under the bond indenture. The Company anticipates closing the redemption transaction within the next several weeks, following the required 30-day notification to bondholders, which has been initiated. The Company will incur a pre-tax cost of approximately $24 million in the second quarter of 2005 in connection with this transaction, which represents the premium paid to bondholders to redeem the bonds.

The Board of Directors has approved a $0.24 annual cash dividend plan and has declared that the initial quarterly dividend of $0.06 per share of common stock will be payable on June 20, 2005, for shareholders of record as of June 1, 2005. The Board has also approved a stock repurchase program of up to 2.5 million shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Dade Behring Holdings’, Inc. 2004 Annual Report on Form 10-K contains management’s discussion and analysis of the Company’s financial condition and results of operation as of and for the year ended December 31, 2004. The following management’s discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2004 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known. Dade Behring Holdings, Inc. is also referred to as “we”, “us”, and “our” throughout this Form 10-Q.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. Factors that could affect future results include, without limitation, competition, the effect of potential healthcare reform, changes in our business strategy or plans, changes in exchange rates, increases in the floating rate under the Credit Facility, changes in our policy regarding interest rate and currency movements, the availability of capital and trade credit to fund our business and additional factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operation

We derive substantially all our revenue from manufacturing and marketing clinical diagnostic products and services. We are organized functionally and have three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International and Global Operations. GCM-Americas and GCM-International are our sales and service organizations. For our reporting purposes, Americas includes North and South America. International includes sales and service results from all other continents. The gross profit margin for the two GCM segments is not materially different. Global Operations primarily includes all manufacturing, distribution and research and development activities, and accordingly does not recognize significant revenues. Global Operations functions as a cost center; consequently, a discussion of gross profit for each individual operating segment would not be meaningful. Global Operations does not incur a material amount of our marketing and administrative expense, but is responsible for virtually all research and development expense. Certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to the operating segments.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

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

Net Sales.   Net sales for the quarter ended March 31, 2005 totaled $412.9 million as compared to $381.8 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	March 31, 2005	March 31, 2004	% Change
GCM-Americas	$206.0	$189.4	8.8%
GCM-International	202.1	188.0	7.5%
Global Operations	4.8	4.4	9.1%
Total	$412.9	$381.8	8.1%

Adjusting for the favorable impact of foreign currency rate changes of $9.2 million, 2005 sales increased $21.8 million or 5.6% for the quarter. On a constant currency basis, sales increased $15.9 million or 8.3% in GCM-Americas and increased $5.8 million or 2.9% across GCM-International locations. On a geographic basis, constant currency sales growth was 7.0% in the U.S. and 4.4% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $15.9 million or 6.3% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $4.4 million or 6.2% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, and a $4.4 million or 12.9% increase in microbiology product sales, offset by a $4.3 million or 31.3% decrease in sales of mature products/other across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and, as a result, are expected to have declining sales over time.

Our worldwide installed base of instruments grew to 35,800, an increase of 2.0% since December 31, 2004, and a year-over-year increase of 8.6%. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL Max™ and Dimension® Xpand® Plus instruments as well as the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by successes in CA-1500, CA-560 and CA-7000 instrument placements. For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing our existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended March 31, 2005 increased $18.5 million to $223.2 million as compared to $204.7 million in the corresponding prior year period. On a constant currency basis, gross profit increased $12.6 million. Gross profit margin for the quarter ended March 31, 2005 was 54.1% as compared to 53.6% in the corresponding prior year period. Of the 0.5 percentage point margin improvement, approximately half is attributable to favorable foreign currency changes and the other half to manufacturing cost efficiencies and favorable product mix.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended March 31, 2005 increased $7.8 million to $135.2 million, or 32.7% of sales, as compared to $127.4 million, or 33.4% of sales, in the prior year period. Compared to the prior year period, marketing and administrative expenses increased $2.9 million related to changes in foreign currency exchange rates. The remaining $4.9 million increase was primarily due to costs to build our sales and marketing infrastructure for the Dimension Vista™ System and investments in current resources and processes to support the higher level of revenues being achieved.

Research and Development Expenses.   Research and development expenses for the quarter ended March 31, 2005 totaled $33.5 million (8.1% of sales) and were 10.2% higher than the prior year. On a constant currency basis, research and development expenses increased $2.7 million or 8.7% over the corresponding prior year period as we make investments in new product development, such as the high volume Dimension Vista™ System and new assays for all product lines.

Income from Operations.   Income from operations for the quarter ended March 31, 2005 increased $7.6 million to $54.5 million compared to $46.9 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the quarter ended March 31, 2005 totaled $12.4 million, a $4.2 million reduction over the corresponding prior year period. These changes are primarily due to lower borrowing levels and lower costs of borrowing. Partially offsetting the decrease is an increase of $0.7 million in amortization of debt issuance costs as a result of early repayments on our bank borrowings.

Loss on Redemption of Senior Subordinated Notes.   During the quarter ended March 31, 2004, we incurred losses of $1.9 million on the redemption of our senior subordinated notes in connection with a program initiated in January 2004 whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan can be used to redeem the notes. These losses represent the difference between the redemption price (par plus 11.91% of the face value) and the carrying value of the notes. We did not redeem any notes during the quarter ended March 31, 2005.

Income Taxes.   Income tax expense of $14.8 million, representing an effective rate of 37.0%, was recorded in the quarter ended March 31, 2005, as compared to $10.4 million, representing an effective tax rate of 37.9%, in the quarter ended March 31, 2004. The decrease in the effective tax rate is primarily due to the impact of valuation allowances.

Net Income.   The net income for the quarter ended March 31, 2005 was $25.2 million as compared to $17.0 million in the prior year, an increase of $8.2 million, or 48.2%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Liquidity and Capital Resources

For each of the quarters ended March 31, 2005 and 2004, operating activities provided cash of $50.4 million. An increase in net income in the first quarter of 2005 as compared to the same period of 2004 was offset by changes in working capital. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. During the quarter ended March 31, 2004, changes in accounts receivable positively impacted cash flows by $0.7 million. However, primarily as a result of less incremental accounts receivable factoring during 2005, changes in accounts receivable negatively impacted cash flows by $18.0 million for the quarter ended March 31, 2005. On a constant currency basis, our utilization of factoring facilities decreased by $5.6 million and increased by $6.3 million during the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the amount drawn on our factoring facilities was $128.9 million. Changes in accounts payable and accrued liabilities negatively impacted cash flows by $16.0 million and $25.8 million during the quarters ended March 31, 2005 and 2004, respectively. This improvement in cash flow from 2004 to 2005 is due to timing of cash disbursements.

When selling instruments to customers, we may enter into sales-type lease transactions. During the quarter ended March 31, 2005, $18.7 million of lease receivables were sold to a financial institution. These sales resulted in losses of $0.9 million. The losses are included in other expense on the accompanying statement of operations. At March 31, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $10.2 million and $20.3 million, respectively. We expect the amount of lease receivables we sell to be greater in 2005 than in 2004.

Net cash flow used for investing activities for the three months ended March 31, 2005 was $27.3 million compared to $26.1 million for the three-months ended March 31, 2004.  All investing cash flows are for capital expenditures. The increase in capital expenditures for 2005 as compared to 2004 is due primarily to an increase in the use of capital for placing more instruments at customers’ facilities and for product development and production activities.

Financing activities for the quarter ended March 31, 2005 used net cash of $37.1 million, versus $45.9 million for the quarter ended March 31, 2004. The decrease in cash used is primarily due to fewer redemptions of our senior subordinated notes and less proceeds from the exercise of stock options during 2005 as compared to 2004. We redeemed $15.9 million of our senior subordinated notes during the quarter ended March 31, 2004, and none during the quarter ended March 31, 2005.

On April 27, 2005, we entered into a new multi-currency $600 million, five-year revolving credit facility. Based upon current ratings, the interest rate on U.S. dollar borrowings under the new facility is LIBOR plus 62.5 basis points. This new facility replaces our previously existing term loan and revolving credit facility, under which $118.3 million was outstanding at March 31, 2005. Amounts outstanding at April 27, 2005 under the old facility were repaid by drawing on the new facility. The balance of unamortized deferred financing fees associated with the old facility, approximately $8 million, were written-off in April 2005. Fees for the new facility of approximately $3 million will be capitalized and amortized over its five-year life. Additionally, we will draw funds under the new facility to redeem the

$275.0 million outstanding of our 11.91% senior subordinated notes, using the make-whole provision under the bond indenture. We anticipate closing the redemption transaction within the next several weeks, following the required 30-day notification to bondholders, which has been initiated. We will incur a pre-tax cost of approximately $24 million in the second quarter of 2005 in connection with this transaction, which represents the premium paid to bondholders to redeem the bonds.

The Board of Directors has approved a $0.24 annual cash dividend plan and has declared that the initial quarterly dividend of $0.06 per share of common stock will be payable on June 20, 2005, for shareholders of record as of June 1, 2005. The Board has also approved a stock repurchase program of up to 2.5 million shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2004 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 2004. No material changes in the Company’s market risk have occurred since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.   Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
April 29, 2005

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