Form 10-Q
period 2005-06-30
DADE BEHRING HOLDINGS INC
filed 2005-08-02
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-50010

DADE BEHRING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3989270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1717 Deerfield Road,
Deerfield Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding at July 21, 2005: 44,649,820

DADE BEHRING HOLDINGS, INC.
JUNE 30, 2005 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$39.5	$30.0
Accounts receivable, net	326.2	318.1
Inventories	171.6	168.8
Prepaid expenses and other current assets	33.8	15.4
Deferred income taxes	6.0	7.5
Total current assets	577.1	539.8
Property, plant and equipment, net	411.6	446.3
Debt issuance costs, net	2.6	9.9
Deferred income taxes	9.9	16.0
Identifiable intangible assets, net	369.4	396.8
Goodwill	453.1	466.0
Other assets	31.7	29.6
Total assets	$1,855.4	$1,904.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$0.6	$8.6
Accounts payable	75.9	81.5
Accrued liabilities	241.2	274.9
Total current liabilities	317.7	365.0
Long-term debt	396.0	433.6
Deferred income taxes	92.4	102.1
Other liabilities	160.8	158.5
Total liabilities	966.9	1,059.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 150,000,000 and 65,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 44,500,820 and 43,694,499 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	0.4	0.4
Additional paid-in capital	749.9	733.0
Unearned stock-based compensation	(5.5)	(8.1)
Retained earnings	119.0	79.4
Accumulated other comprehensive income	24.7	40.5
Total shareholders’ equity	888.5	845.2
Total liabilities and shareholders’ equity	$1,855.4	$1,904.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$423.5	$388.6
Cost of goods sold	181.4	168.6
Gross profit	242.1	220.0
Operating costs and expenses:
Marketing and administrative expenses	140.8	131.1
Research and development expenses	34.5	32.4
Income from operations	66.8	56.5
Other income (expense):
Interest expense	(18.1)	(18.0)
Interest income	1.7	0.6
Foreign exchange loss	(0.1)	(2.5)
Loss on redemption/purchase of senior subordinated notes	(24.0)	(2.1)
Other	—	(0.4)
Income before income tax expense	26.3	34.1
Income tax expense	9.2	12.4
Net income	17.1	21.7
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(14.8)	(2.7)
Net gain on derivative instruments and marketable securities	7.0	8.3
Other comprehensive income (loss), net of income tax	(7.8)	5.6
Comprehensive income	$9.3	$27.3
Basic net income per common share:	$0.39	$0.51
Diluted net income per common share:	$0.37	$0.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Six-months Ended June 30, 2005	Six-months Ended June 30, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$836.4	$770.4
Cost of goods sold	371.1	345.7
Gross profit	465.3	424.7
Operating costs and expenses:
Marketing and administrative expenses	276.0	258.5
Research and development expenses	68.0	62.8
Income from operations	121.3	103.4
Other income (expense):
Interest expense	(30.5)	(34.6)
Interest income	2.6	1.3
Foreign exchange loss	(2.3)	(4.2)
Loss on redemption/purchase of senior subordinated notes	(24.0)	(4.0)
Other	(0.8)	(0.4)
Income before income tax expense	66.3	61.5
Income tax expense	24.0	22.8
Net income	42.3	38.7
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments	(27.3)	(7.5)
Net gain on derivative instruments and marketable securities	11.5	7.2
Other comprehensive loss, net of income tax	(15.8)	(0.3)
Comprehensive income	$26.5	$38.4
Basic net income per common share:	$0.96	$0.91
Diluted net income per common share:	$0.91	$0.86

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions, except share-related data)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Stock-Based	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2004	43,694,499	$0.4	$733.0	$(8.1)	$79.4	$40.5	$845.2
Net income	—	—	—	—	42.3	—	42.3
Dividends paid	—	—	—	—	(2.7)	—	$(2.7)
Issuance of stock—employee stock purchase program	103,060	—	4.7	—	—	—	4.7
Exercise of stock options	703,261	—	10.8	—	—	—	10.8
Income tax benefit from stock transactions	—	—	1.4	—	—	—	1.4
Amortization of unearned stock-based compensation	—	—	—	2.6	—	—	2.6
Net gain on derivative instruments and marketable securities, net of income taxes	—	—	—	—	—	11.5	11.5
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(27.3)	(27.3)
Balance at June 30, 2005	44,500,820	$0.4	$749.9	$(5.5)	$119.0	$24.7	$888.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	Six-months Ended June 30, 2005	Six-months Ended June 30, 2004
	(unaudited)	(unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$42.3	$38.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88.7	75.0
Net loss on disposal of fixed assets	1.1	1.3
Stock-based compensation expense	2.6	3.7
Deferred income taxes	12.6	14.8
Changes in balance sheet items:
Accounts receivable, net	(28.5)	(6.2)
Inventories	(12.8)	0.1
Prepaid expenses and other current assets	(4.3)	3.8
Accounts payable	(2.1)	(16.1)
Accrued liabilities	(19.4)	(14.5)
Other, net	23.3	12.4
Net cash flow provided by operating activities	103.5	113.0
Investing Activities:
Capital expenditures	(58.5)	(56.1)
Net cash flow utilized for investing activities	(58.5)	(56.1)
Financing Activities:
Net repayments related to short-term debt	(7.5)	(3.4)
Repayments of borrowings under former bank credit agreement	(158.3)	(90.0)
Redemption/purchase of senior subordinated notes	(275.0)	(32.6)
Borrowings under new revolving credit facility	452.1	—
Repayments of borrowings under new revolving credit facility	(56.1)	—
Payment of debt issuance costs	(2.7)	(0.3)
Proceeds from exercise of stock options	10.8	19.3
Proceeds from employee stock purchase plan	4.7	4.6
Dividends paid	(2.7)	—
Net cash flow utilized for financing activities	(34.7)	(102.4)
Effect of foreign exchange rates on cash	(0.8)	(0.7)
Net increase (decrease) in cash and cash equivalents	9.5	(46.2)
Cash and Cash Equivalents:
Beginning of Period	30.0	79.5
End of Period	$39.5	$33.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

1.   Organization and Business

Dade Behring Holdings, Inc. was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”), formerly Dade International Inc. (collectively, the “Company” or “DBHI”). The Company develops, manufactures and markets clinical diagnostic equipment, reagents, consumable supplies and services worldwide.

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2004 consolidated financial statements of the Company included in the Company’s 2004 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and six-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004
Net income	$17.1	$21.7
Weighted average outstanding common shares
Basic	44,387,226	42,677,465
Effect of dilutive securities (stock options)	2,228,883	2,639,307
Diluted	46,616,109	45,316,772
Basic net income per share	$0.39	$0.51
Diluted net income per share	$0.37	$0.48

	Six-months Ended June 30, 2005	Six-months Ended June 30, 2004
Net income	$42.3	$38.7
Weighted average outstanding common shares
Basic	44,196,358	42,327,848
Effect of dilutive securities (stock options)	2,299,387	2,664,600
Diluted	46,495,745	44,992,448
Basic net income per share	$0.96	$0.91
Diluted net income per share	$0.91	$0.86

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value method, compensation expense for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the amount the employee must pay to acquire the stock.

The following table illustrates the effect on net income and income per share as if the fair value based method has been applied to all outstanding and unvested awards in each period. The fair value of the stock options was estimated using either a lattice-based or the Black-Scholes option pricing models.

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004
	(in millions, except per share data)
Net income available for common stock as reported	$17.1	$21.7
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	1.5
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.1)	(2.7)
Pro forma net income	$15.7	$20.5
Basic as reported	$0.39	$0.51
Basic pro forma	$0.35	$0.48
Diluted as reported	$0.37	$0.48
Diluted pro forma	$0.34	$0.45

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

	Six-months Ended June 30, 2005	Six-months Ended June 30, 2004
	(in millions, except per share data)
Net income available for common stock as reported	$42.3	$38.7
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1.7	2.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4.5)	(4.6)
Pro forma net income	$39.5	$36.5
Basic as reported	$0.96	$0.91
Basic pro forma	$0.89	$0.86
Diluted as reported	$0.91	$0.86
Diluted pro forma	$0.85	$0.81

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” The revised SFAS No. 123 replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Securities and Exchange Commission has delayed the required adoption date of the revised statement until January 1, 2006. The Company will adopt the revised statement at that time. As a result, the expense estimate previously disclosed in the Company’s 2004 Form 10-K is no longer accurate. The Company currently estimates that approximately $5 million will be recognized as expense during the year ending December 31, 2005 under the provisions of APB Opinion No. 25.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle as well as changes required by accounting pronouncements that do not contain specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will only impact the Company’s consolidated financial statements if the Company implements accounting changes in the future.

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

	June 30, 2005	December 31, 2004
Raw materials	$27.8	$23.0
Work-in-process	33.0	37.9
Finished products	110.8	107.9
Total inventories	$171.6	$168.8

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		June 30, 2005			December 31, 2004
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	128.5	$(36.5)	92.0	134.6	$(31.1)	103.5
Developed technology	6 to 10	135.7	(52.2)	83.5	145.0	(45.5)	99.5
Internally developed software	5 to 10	62.8	(17.6)	45.2	59.1	(14.2)	44.9
Patents	9 to 11	19.3	(5.6)	13.7	18.9	(5.0)	13.9
		$481.3	$(111.9)	$369.4	$492.6	$(95.8)	$396.8

Amortization expense totaled $11.0 million and $9.6 million for the quarters ended June 30, 2005 and 2004, respectively, and $22.1 million and $20.2 million for the six-months ended June 30, 2005 and 2004, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2006 through 2010 is as follows: $41.4 million, $40.3 million, $36.3 million, $26.1 million and $17.2 million, respectively.

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. During the quarters ended June 30, 2005 and 2004, $14.3 million and $9.1 million of lease receivables were sold to a financial institution, respectively. During the six-months ended June 30, 2005 and 2004, $33.0 million and $12.4 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $0.4 million and $0.5 million for the quarters ended June 30, 2005 and 2004, respectively, and $1.3 million and $0.6 million for the six-months ended June 30, 2005 and 2004, respectively. The losses are included in other expense on the accompanying statements of operations. At June 30, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $9.8 million and $19.8 million, respectively. At December 31, 2004, the short-and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $9.9 million and $17.4 million, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

6.   Debt

On April 27, 2005, the Company entered into a new $600 million, multi-currency five-year revolving credit facility. Based upon current third party credit ratings, the interest rate on U.S. dollar borrowings under the new facility is LIBOR plus 62.5 basis points. This new facility replaced the Company’s previously existing term loan and revolving credit facility. Amounts outstanding at April 27, 2005 under the old facility of $118.3 million were repaid by drawing funds from the new facility. The balance of unamortized deferred financing fees associated with the old facility were written-off in April 2005. Fees for the new facility of $2.7 million were capitalized during the second quarter and are being amortized over its five-year life. Additionally, the Company drew funds under the new facility to redeem the $275.0 million outstanding of the Company’s 11.91% senior subordinated notes, using the make-whole provision under the bond indenture. The Company incurred a pre-tax cost of $24 million during the quarter ended June 30, 2005 in connection with this transaction, which represented the premium paid to bondholders to redeem the bonds as required by certain provisions of the bond indenture. Amounts outstanding under the revolving credit facility of $396.0 million have been classified as long-term in the balance sheet because the Company has the ability and the intention to not repay these obligations within one year.

7.   Retirement Programs

The components of net periodic benefit cost recognized were as follows (in millions):

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004
Service cost	$4.0	$3.2
Interest cost	4.0	3.6
Expected return on plan assets	(3.5)	(2.8)
Recognized net actuarial loss	0.2	0.1
Net periodic benefit cost	$4.7	$4.1

	Six-months Ended June 30, 2005	Six-months Ended June 30, 2004
Service cost	$8.1	$6.4
Interest cost	8.1	7.3
Expected return on plan assets	(7.1)	(5.6)
Recognized net actuarial loss	0.4	0.2
Net periodic benefit cost	$9.5	$8.3

8.   Shareholders’ Equity

During the quarter ended June 30, 2005, the Board of Directors approved a $0.24 annual cash dividend plan. The initial quarterly dividend of $2.7 million representing $0.06 per share of common stock was paid on June 20, 2005, for shareholders of record as of June 1, 2005. The Board also approved a stock repurchase program of up to 2.5 million shares. The Company did not repurchase any stock under this program during the first six months of 2005.

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

Revenue by segment for the quarters and six-months ended June 30, 2005 and 2004 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter Ended June 30, 2005
Revenue from external customers:
Core Chemistry	$149.5	$124.5	$2.9	$276.9
Hemostasis	33.2	42.6	—	75.8
Microbiology	23.6	16.7	—	40.3
Infectious Disease	1.5	21.2	—	22.7
Mature Products/Other	2.3	2.9	2.6	7.8
Total	$210.1	$207.9	$5.5	$423.5
Quarter Ended June 30, 2004
Revenue from external customers:
Core Chemistry	$136.1	$113.3	$1.8	$251.2
Hemostasis	30.2	38.8	—	69.0
Microbiology	21.8	15.1	—	36.9
Infectious Disease	1.3	20.1	—	21.4
Mature Products/Other	3.3	4.0	2.8	10.1
Total	$192.7	$191.3	$4.6	$388.6
Six-months Ended June 30, 2005
Revenue from external customers:
Core Chemistry	$294.3	$245.3	$4.6	$544.2
Hemostasis	66.1	85.6	—	151.7
Microbiology	46.9	32.1	—	79.0
Infectious Disease	3.2	41.1	—	44.3
Mature Products	5.7	6.0	5.5	17.2
Total	$416.2	$410.1	$10.1	$836.4
Six-months Ended June 30, 2004
Revenue from external customers:
Core Chemistry	$268.4	$225.6	$3.2	$497.2
Hemostasis	60.4	78.0	—	138.4
Microbiology	43.5	27.2	—	70.7
Infectious Disease	2.2	38.6	—	40.8
Mature Products	7.7	9.9	5.7	23.3
Total	$382.2	$379.3	$8.9	$770.4

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Business Segment and Geographic Information (Continued)

Earnings before interest and income tax (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information by segment for the quarters and six-months ended June 30, 2005 and 2004 is summarized as follows (in millions):

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004
Depreciation and amortization
GCM-Americas	$6.7	$6.2
GCM-International	15.4	14.2
Global Operations	14.4	13.5
Total Segment depreciation and amortization	36.5	33.9
All Other(1) depreciation and amortization	10.8	4.1
Total	$47.3	$38.0
Segment EBIT
GCM-Americas	$89.2	$79.1
GCM-International	75.9	67.4
Global Operations	(71.7)	(65.7)
Total Segment EBIT	93.4	80.8
All Other(1) EBIT	(50.7)	(29.3)
Less: interest expense, net	(16.4)	(17.4)
Income before income tax expense	$26.3	$34.1

	Six-months Ended June 30, 2005	Six-months Ended June 30, 2004
Depreciation and amortization
GCM-Americas	$13.1	$12.3
GCM-International	31.8	28.7
Global Operations	29.0	27.2
Total Segment depreciation and amortization	73.9	68.2
All Other(1) depreciation and amortization	14.8	6.8
Total	$88.7	$75.0
Segment EBIT
GCM-Americas	$172.4	$152.9
GCM-International	145.6	130.2
Global Operations	(145.8)	(134.8)
Total Segment EBIT	172.2	148.3
All Other(1) EBIT	(78.0)	(53.5)
Less: interest expense, net	(27.9)	(33.3)
Income before income tax expense	$66.3	$61.5

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Business Segment and Geographic Information (Continued)

Goodwill at December 31, 2004 aggregated $466.0 million. The amount of goodwill allocated to each segment at December 31, 2004 was $350.1 million to Global Operations and $115.9 million to GCM-Americas. Goodwill at June 30, 2005 aggregated $453.1 million. The amount of goodwill allocated to each segment at June 30, 2005 was $340.4 million to Global Operations and $112.7 million to GCM-Americas. The change in goodwill balance during the first six months of 2005 is due to tax benefits related to employee exercises of non-qualified stock options and reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Due to the existence of valuation allowances, goodwill was reduced by the tax benefit of the stock option rather than being recognized in shareholders’ equity. Per the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the reductions in valuation allowances were credited first to goodwill.

10.   Subsequent Events

On July 28, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. On August 29, 2005, each shareholder of record at the close of business August 15, 2005, will receive an additional share of common stock for each outstanding share owned.

The pro forma computation of basic and diluted income per share is set forth in the following table as if the impact of the stock split had been retroactively applied to all periods presented (dollars in millions, except for share data).

	Quarter Ended	Quarter Ended
	June 30, 2005	June 30, 2004
Net income	$17.1	$21.7
Weighted average outstanding common shares
Basic	88,774,452	85,354,930
Effect of dilutive securities (stock options)	4,457,766	5,278,614
Diluted	93,232,218	90,633,544
Basic pro forma net income per share	$0.19	$0.25
Diluted pro forma net income per share	$0.18	$0.24

	Six-months Ended	Six-months Ended
	June 30, 2005	June 30, 2004
Net income	$42.3	$38.7
Weighted average outstanding common shares
Basic	88,392,716	84,655,696
Effect of dilutive securities (stock options)	4,598,774	5,329,200
Diluted	92,991,490	89,984,896
Basic pro forma net income per share	$0.48	$0.46
Diluted pro forma net income per share	$0.45	$0.43

Additionally, the Board of Directors declared that a third quarter cash dividend of $0.03 per share of common stock, after adjusting for the stock split, will be payable on September 19, 2005, for shareholders of record as of September 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Dade Behring Holdings’, Inc. 2004 Annual Report on Form 10-K contains management’s discussion and analysis of the Company’s financial condition and results of operation as of and for the year ended December 31, 2004. The following management’s discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2004 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known. Dade Behring Holdings, Inc. is also referred to as “we,” “us,” and “our” throughout this Form 10-Q.

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

Factors That Could Affect Future Results

Factors that could affect future results include, without limitation, competition, the effect of potential healthcare reform, changes in our business strategy or plans, changes in foreign currency exchange rates, increases in the floating interest rate under our credit facilities, changes in our policy regarding interest rate and currency movements and the availability of capital and trade credit to fund our business.

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

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

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

Net Sales.   Net sales for the quarter ended June 30, 2005 totaled $423.5 million as compared to $388.6 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	June 30, 2005	June 30, 2004	% Change
GCM-Americas	$210.1	$192.7	9.0%
GCM-International	207.9	191.3	8.7%
Global Operations	5.5	4.6	19.6%
Total	$423.5	$388.6	9.0%

Adjusting for the favorable impact of foreign currency rate changes of $9.0 million, 2005 sales increased $25.9 million or 6.5% for the quarter. On a constant currency basis, sales increased $15.6 million or 8.0% in GCM-Americas and increased $9.4 million or 4.7% across GCM-International locations. On a geographic basis, constant currency sales growth was 7.7% in the U.S. and 5.5% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $20.4 million or 7.9% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $4.8 million or 6.7% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, and a $2.8 million or 7.5% increase in microbiology product sales, offset by a $2.4 million or 23.2% decrease in sales of mature products/other across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and, as a result, are expected to have declining sales over time.

Our worldwide installed base of instruments grew to 36,600, an increase of 2.2% since March 31, 2005, and a year-over-year increase of 7.4%. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL Max™ and Dimension® Xpand® Plus instruments continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer (PFA). For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, we believe reagents and consumables sales growth has benefited from improved method penetration, which results from customers utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended June 30, 2005 increased $22.1 million to $242.1 million as compared to $220.0 million in the corresponding prior year period. On a constant currency basis, gross profit increased $16.2 million. Gross profit margin for the quarter ended June 30, 2005 was 57.2% as compared to 56.6% in the corresponding prior year period. Of the 0.6 percentage points margin improvement, approximately 0.2 percentage points is attributable to favorable foreign currency changes and the remaining 0.4 percentage points is due to manufacturing cost efficiencies and favorable product mix.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended June 30, 2005 increased $9.7 million to $140.8 million, or 33.2% of sales, as compared to $131.1 million, or 33.7% of sales, in the prior year period. Compared to the prior year period, marketing and administrative expenses increased $2.9 million related to changes in foreign currency exchange rates. The remaining $6.8 million increase was primarily due to investments in current resources and processes to support the higher level of revenues being achieved.

Research and Development Expenses.   Research and development expenses for the quarter ended June 30, 2005 totaled $34.5 million (8.1% of sales) and were 6.5% higher than the prior year period. On a constant currency basis, research and development expenses increased $1.7 million or 5.2% over the corresponding prior year period as we made investments in new product development, such as the high volume Dimension Vista™ System, and new assays for all product lines.

Income from Operations.   Income from operations for the quarter ended June 30, 2005 increased $10.3 million to $66.8 million compared to $56.5 million in the prior year period. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the quarter ended June 30, 2005 totaled $18.1 million, a $0.1 million increase over the corresponding prior year period. Higher expense from the amortization of debt issuance costs was offset by the impact of lower borrowing levels and lower costs of borrowing in 2005 compared to 2004. During the quarter ended June 30, 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. In conjunction with the repayment of the amounts outstanding under the old facility in April 2005, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the quarters ended June 30, 2005 and 2004, debt issuance costs amortization expenses of $8.4 million and $2.2 million, respectively, were recorded related to the former credit facility.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the quarter ended June 30, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations. During the quarter ended June 30, 2004, we incurred losses of $2.1 million on the redemption of a portion of our senior subordinated notes in connection with a program initiated in January 2004 whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan were used to redeem the notes. These losses represented the difference between the redemption price (par plus 11.91% of the face value) and the carrying value of the notes.

Income Taxes.   Income tax expense of $9.2 million, representing an effective rate of 35.1%, was recorded in the quarter ended June 30, 2005, as compared to $12.4 million, representing an effective tax rate of 36.4%, in the quarter ended June 30, 2004. The decrease in the effective tax rate is primarily due to the impact of valuation allowances and the mix in income by jurisdiction.

Net Income.   Net income for the quarter ended June 30, 2005 was $17.1 million as compared to $21.7 million in the prior year period, a decrease of $4.6 million, or 21.2%. The decrease in net income is primarily attributable to losses on the redemption of our senior subordinated notes and higher amortization of debt issuance costs, partially offset by higher income from operations.

Six-months Ended June 30, 2005 Compared to Six-months Ended June 30, 2004

Net Sales.   Net sales for the six-months ended June 30, 2005 totaled $836.4 million as compared to $770.4 million in the corresponding prior year six-months.

Sales for each segment were as follows (in millions):

	Six-months Ended
	June 30, 2005	June 30, 2004	% Change
GCM-Americas	$416.2	$382.2	8.9%
GCM-International	410.1	379.3	8.1%
Global Operations	10.1	8.9	13.5%
Total	$836.4	$770.4	8.6%

Adjusting for the favorable impact of foreign currency rate changes of $18.3 million, 2005 sales increased $47.7 million or 6.0% for the six-months. On a constant currency basis, sales increased $31.5 million or 8.2% in GCM-Americas and increased $15.2 million or 3.8% across GCM-International locations. On a geographic basis, constant currency sales growth was 7.4% in the U.S. and 5.0% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $36.3 million or 7.1% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $9.2 million or 6.5% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, and a $7.2 million or 10.1% increase in microbiology sales, offset by a $6.7 million or 27.8% decrease in sales of mature products/other across all segments.

Our worldwide installed base of instruments grew 4.2% during the six-months ended June 30, 2005. Growth in the installed base of Dimension® RxL Max™ and Dimension® Xpand® Plus instruments continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer (PFA). For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from customers utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the six-months ended June 30, 2005 increased $40.6 million to $465.3 million as compared to $424.7 million in the corresponding prior year period. On a constant currency basis, gross profit increased $28.8 million. Gross profit margin for the six-months ended June 30, 2005 was 55.6% as compared to 55.1% in the corresponding prior year period. Of the 0.5 percentage points margin improvement, approximately 0.2 percentage points is attributable to favorable foreign currency changes and the remaining 0.3 percentage points is due to manufacturing cost efficiencies and favorable product mix.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the six-months ended June 30, 2005 increased $17.5 million to $276.0 million, or 33.0% of sales, as compared to $258.5 million, or 33.6% of sales, in the prior year period. Of the total increase, $5.8 million resulted from changes in foreign currency exchange rates. The remaining $11.7 million increase was primarily due to investments in current resources and processes to support the higher level of revenues being achieved and costs to build our sales and marketing infrastructure for the Dimension Vista™ System.

Research and Development Expenses.   Research and development expenses for the six-months ended June 30, 2005 totaled $68.0 million (8.1% of sales) and were 8.3% higher than the prior year period. On a constant currency basis, research and development expenses increased $4.4 million or 6.9% over the corresponding prior year period as we made investments in new product development, such as the high volume Dimension Vista™ System, and new assays for all product lines.

Income from Operations.   Income from operations for the six-months ended June 30, 2005 increased $17.9 million to $121.3 million compared to $103.4 million in the prior year period. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the six-months ended June 30, 2005 totaled $30.5 million, a $4.1 million reduction over the corresponding prior year period. The decrease is primarily due to lower borrowing levels and lower costs of borrowing, partially offset by higher expense from the amortization of debt issuance costs in 2005 as compared to 2004. During the quarter ended June 30, 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. In conjunction with the repayment of the amounts outstanding under the old facility in April 2005, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the six-months ended June 30, 2005 and 2004, debt issuance costs amortization expenses of $10.0 million and $3.1 million, respectively, were recorded related to the former credit facility.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the six-months ended June 30, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations. During the six-months ended June 30, 2004, we incurred losses of $4.0 million on the redemption of a portion of our senior subordinated notes in connection with a program initiated in January 2004 whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan were used to redeem the notes. These losses represented the difference between the redemption price (par plus 11.91% of the face value) and the carrying value of the notes.

Income Taxes.   Income tax expense of $24.0 million, representing an effective rate of 36.2%, was recorded in the six-months ended June 30, 2005, as compared to $22.8 million, representing an effective tax rate of 37.1%, in the six-months ended June 30, 2004. The decrease in the effective tax rate is primarily due to the impact of valuation allowances and the mix in income by jurisdiction.

Net Income.   The net income for the six-months ended June 30, 2005 was $42.3 million as compared to $38.7 million in the prior year period, an increase of $3.6 million, or 9.3%. The increase in net income is primarily attributable to higher income from operations, partially offset by losses on the redemption of our senior subordinated notes and higher amortization of debt issuance costs.

Liquidity and Capital Resources

For the six-months ended June 30, 2005 and 2004, operating activities provided cash of $103.5 million and $113.0 million, respectively. An increase in net income adjusted for non-cash items during the first six-months of 2005 as compared to the same period in 2004 was more than offset by the impacts of changes in working capital. Changes in accounts receivable negatively impacted cash flows by $28.5 million and $6.2 million during the six-months ended June 30, 2005 and 2004, respectively. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. The larger decrease in cash flows from accounts receivable during 2005 compared to 2004 is primarily a result of less incremental accounts receivable factoring. On a constant currency basis, our utilization of factoring facilities decreased by $10.3 million and increased by $10.5 million during the six-months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, the amount drawn on our factoring facilities was $115.0 million. During the six-months ended June 30, 2004, changes in inventories positively impacted cash flows by $0.1 million. However, as a result of building inventory to support the higher level of revenues, changes in inventories negatively impacted cash flows by $12.8 million for the six-months ended June 30, 2005. Changes in accounts payable and accrued liabilities negatively impacted cash flows by $21.5 million and $30.6 million during the six-months ended June 30, 2005 and 2004, respectively.The improvement in these items from 2004 to 2005 is due to timing of cash disbursements.

When selling instruments to customers, we may enter into sales-type lease transactions. During the six-months ended June 30, 2005, $33.0 million of lease receivables were sold to a financial institution. These sales resulted in losses of $1.3 million. The losses are included in other expense on the accompanying statement of operations. At June 30, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $9.8 million and $19.8 million, respectively. We expect the amount of lease receivables we sell to be greater in 2005 than in 2004.

Net cash flow used for investing activities for the six-months ended June 30, 2005 was $58.5 million compared to $56.1 million for the six-months ended June 30, 2004. All investing cash flows are for capital expenditures. The increase in capital expenditures for 2005 as compared to 2004 is due primarily to an increase in the use of capital for placing more instruments at customers’ facilities and for product development and production activities.

Financing activities for the six-months ended June 30, 2005 used net cash of $34.7 million, versus $102.4 million for the six-months ended June 30, 2004. The decrease in net cash used is primarily due to lower debt repayments after giving consideration to the debt refinancing activities in the second quarter of 2005. This decrease is partially offset by fewer proceeds from the exercise of stock options in 2005 as compared to 2004. For the six months ended June 30, 2005 and 2004, long-term debt repayments net of new borrowings were $37.3 million and $122.6 million, respectively.

On April 27, 2005, we entered into a new $600 million, multi-currency five-year revolving credit facility. Based upon current third party credit ratings, the interest rate on U.S. dollar borrowings under the new facility is LIBOR plus 62.5 basis points. This new facility replaced our previously existing term loan and revolving credit facility. Amounts outstanding at April 27, 2005 under the old facility of $118.3 million were repaid by drawing on the new facility. The unamortized balance of deferred financing fees associated with the old facility were written-off in April 2005. Fees for the new facility of $2.7 million were capitalized during the second quarter and are being amortized over its five-year life. Additionally, we drew funds under the new facility to redeem the $275.0 million outstanding of our 11.91% senior subordinated notes, using the make-whole provision under the bond indenture. We incurred a pre-tax cost of $24 million in the second quarter of 2005 in connection with this transaction, which represented the premium paid to bondholders to redeem the bonds.

During the second quarter of 2005, the Board of Directors approved a $0.24 annual cash dividend plan. The initial quarterly dividend of $2.7 million, representing $0.06 per share of common stock, was paid on June 20, 2005, to shareholders of record as of June 1, 2005. The Board of Directors also approved a stock repurchase program of up to 2.5 million shares. We did not repurchase any stock under this program during the first six months of 2005.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement applies to all voluntary changes in accounting principle as well as changes required by accounting pronouncements that do not contain specific transistion provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will only impact our consolidated financial statements if we implement accounting changes in the future.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s annual meeting of stockholders was held on May 23, 2005. Of the 44,138,168 common shares outstanding on March 31, 2005, a total of 40,389,684 were represented at the meeting in person or by proxy. Results of votes with respect to proposals submitted at the meeting are as follows:

(a)          To elect two nominees to serve as directors and to hold office for a term of three years or until their successors have been elected and qualified. Votes recorded by nominee are as follows:

Nominee	For	Against/ Withheld
Richard W. Roedel	39,310,152	1,079,532
Samuel K. Skinner	39,785,797	603,887

(b)         To approve a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock. Our stockholders voted to approve this proposal with 29,873,533 votes for and 3,959,356 votes against. There were 26,566 abstentions and 10,278,713 broker non-votes.

Item 5. Other Information

On July 28, 2005, the Compensation Committee of the Board of Directors of the Company approved enhanced severance agreements for Dominick Quinn, Hiroshi Uchida, John M. Duffey, Mark Wolsey-Paige and six additional members of the extended executive leadership team. A brief description of the terms and conditions of the severance agreements with such named executive officers is set forth below. This description is qualified in its entirety by reference to the provisions of the form of executive severance agreement with such executive officers attached to this report as Exhibit 10.1.

In the event that such executive is involuntarily terminated (as defined in the severance agreement) other than in a Change in Control Termination (as defined below), the executive is entitled to receive (1) his annual base salary and target bonus over a period of 12 months from the date of termination, and (2) a pro-rated bonus for the year.

In the event that such executive is involuntarily terminated on or within two years after or in anticipation of a Change in Control (“Change in Control Termination”), the executive is entitled to receive (subject to an offset for any other existing noncompete payments) a lump sum amount equal to two times his annual base salary and two times the higher of his target bonus in the year of termination or target bonus in the preceding year. In addition, in a Change in Control Termination, the executive’s pro-rated bonus for the year of termination will not be less than the executive’s pro-rated target bonus for such year, and any bonus for the preceding year which has not been determined and paid out will be paid at no less than at target bonus for such preceding year. The severance agreement also provides fees and interest to the executive if the executive is successful in enforcing the agreement in an action after a Change in Control.

If any payments to the executives would be subject to excise tax as excess parachute payments under the Internal Revenue Code, the Company will “gross-up” the executive’s compensation to fully offset such excise taxes provided the payments exceed 110% of the maximum total payment which could be made without triggering the excise taxes. If the aggregate parachute payments exceed such maximum amount but do not exceed 110% of such maximum amount, then the executive’s parachute payments would be automatically reduced so that no portion of the parachute payments is subject to excise tax and no gross-up payment would be made.

Upon an involuntary termination, the executive is also entitled to executive outplacement services and certain health benefit continuation. The executive severance agreements also contain standard non-compete and non-solicit clauses applicable to the period of the executive’s employment and for other than Mr. Quinn, two years thereafter in a Change in Control Termination and one year thereafter in other terminations. Because of German law restrictions, the non-compete and non-solicit provisions applicable to Mr. Quinn apply during employment and only for one year thereafter. As conditions to receiving the payments described above, the executive must not have breached the terms of the executive severance agreement and must execute a general release in favor of the Company.

On July 28, 2005, the Compensation Committee awarded a one-time bonus of $100,000 to Mr. Quinn.

ITEM 6. EXHIBITS

(a)          Exhibits

 3.1                    Fifth Amended and Restated Certificate of Incorporation of Dade Behring Holdings, Inc.

10.1     Form of Executive Severance Agreement.

31.1                Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification of John M. Duffey, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
John M. Duffey
Senior Vice President and Chief Financial Officer
August 1, 2005

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Dade Behring Holdings, Inc.
10.1	Form of Executive Severance Agreement.
31.1

Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of John M. Duffey, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Duffey, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.