Form 10-Q
period 2005-09-30
DADE BEHRING HOLDINGS INC
filed 2005-11-09
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding at October 31, 2005:
88,391,883

DADE BEHRING HOLDINGS, INC.
SEPTEMBER 30, 2005 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$22.7	$30.0
Accounts receivable, net	314.3	318.1
Inventories	175.8	168.8
Prepaid expenses and other current assets	29.2	15.4
Deferred income taxes	51.3	7.5
Total current assets	593.3	539.8
Property, plant and equipment, net	418.3	446.3
Deferred income taxes	197.9	16.0
Identifiable intangible assets, net	363.5	396.8
Goodwill	188.5	466.0
Other assets	35.0	39.5
Total assets	$1,796.5	$1,904.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$9.7	$8.6
Accounts payable	66.2	81.5
Accrued liabilities	251.7	274.9
Total current liabilities	327.6	365.0
Long-term debt	370.3	433.6
Deferred income taxes	24.4	102.1
Other liabilities	145.8	158.5
Total liabilities	868.1	1,059.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value, 150,000,000 and 130,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 88,148,378 and 87,388,998 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	0.9	0.9
Additional paid-in capital	742.9	732.5
Unearned stock-based compensation	(4.5)	(8.1)
Retained earnings	164.7	79.4
Accumulated other comprehensive income	24.4	40.5
Total shareholders’ equity	928.4	845.2
Total liabilities and shareholders’ equity	$1,796.5	$1,904.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$400.9	$369.4
Cost of goods sold	179.8	167.0
Gross profit	221.1	202.4
Operating costs and expenses:
Marketing and administrative expenses	136.6	128.4
Research and development expenses	35.5	33.4
Income from operations	49.0	40.6
Other income (expense):
Interest expense	(5.4)	(15.1)
Interest income	0.7	0.7
Foreign exchange gain	1.4	—
Loss on redemption/purchase of senior subordinated notes	—	(0.3)
Other	0.1	(0.4)
Income before income tax expense (benefit)	45.8	25.5
Income tax expense (benefit)	(2.5)	8.3
Net income	48.3	17.2
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	0.8	5.5
Net gain (loss) on derivative instruments and marketable securities	(1.1)	(2.9)
Other comprehensive income (loss), net of income tax	(0.3)	2.6
Comprehensive income	$48.0	$19.8
Basic net income per common share:	$0.54	$0.20
Diluted net income per common share:	$0.53	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$1,237.3	$1,139.8
Cost of goods sold	550.9	512.7
Gross profit	686.4	627.1
Operating costs and expenses:
Marketing and administrative expenses	412.6	386.9
Research and development expenses	103.5	96.2
Income from operations	170.3	144.0
Other income (expense):
Interest expense	(35.9)	(49.7)
Interest income	3.3	2.0
Foreign exchange loss	(0.9)	(4.2)
Loss on redemption/purchase of senior subordinated notes	(24.0)	(4.3)
Other	(0.7)	(0.8)
Income before income tax expense	112.1	87.0
Income tax expense	21.5	31.1
Net income	90.6	55.9
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(26.5)	(2.0)
Net gain on derivative instruments and marketable securities	10.4	4.3
Other comprehensive income (loss), net of income tax	(16.1)	2.3
Comprehensive income	$74.5	$58.2
Basic net income per common share:	$1.02	$0.66
Diluted net income per common share:	$0.99	$0.62

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions, except share-related data)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Stock-Based	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2004	87,388,998	$0.9	$732.5	$(8.1)	$79.4	$40.5	$845.2
Net income	—	—	—	—	90.6	—	90.6
Dividends paid ($0.06 per common share)	—	—	—	—	(5.3)	—	(5.3)
Repurchase of common stock	(1,370,368)	—	(50.0)	—		—	(50.0)
Issuance of stock—employee stock purchase program	206,120	—	4.7	—	—	—	4.7
Exercise of stock options	1,923,628	—	15.1	—	—	—	15.1
Income tax benefit of equity items	—	—	40.6	—	—	—	40.6
Amortization of unearned stock-based compensation	—	—	—	3.6	—	—	3.6
Net gain on derivative instruments and marketable securities, net of income taxes	—	—	—	—	—	10.4	10.4
Cumulative translation adjustment, net of income taxes	—	—	—	—	—	(26.5)	(26.5)
Balance at September 30, 2005	88,148,378	$0.9	$742.9	$(4.5)	$164.7	$24.4	$928.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
	(unaudited)	(unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$90.6	$55.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	126.5	113.5
Net loss on disposal of fixed assets	1.7	1.7
Stock-based compensation expense	3.6	5.2
Deferred income taxes	9.2	22.0
Changes in balance sheet items:
Accounts receivable, net	(15.6)	(3.0)
Inventories	(13.6)	(0.1)
Prepaid expenses and other current assets	2.5	3.6
Accounts payable	(11.7)	(24.4)
Accrued liabilities	(9.9)	0.1
Other, net	9.7	(17.9)
Net cash flow provided by operating activities	193.0	156.6
Investing Activities:
Capital expenditures	(98.3)	(88.4)
Investment in licensing agreements	(3.7)	(0.3)
Net cash flow utilized for investing activities	(102.0)	(88.7)
Financing Activities:
Net borrowings related to short-term debt	2.1	12.3
Repayments of borrowings under former bank credit agreement	(158.3)	(130.0)
Redemption/purchase of senior subordinated notes	(275.0)	(34.6)
Borrowings under new revolving credit facility	590.4	—
Repayments of borrowings under new revolving credit facility	(220.1)	—-
Payment of debt issuance costs	(2.7)	(0.3)
Proceeds from exercise of stock options	15.1	24.3
Proceeds from employee stock purchase plan	4.7	4.6
Repurchases of common stock	(48.5)	—
Dividends paid	(5.3)	—
Net cash flow utilized for financing activities	(97.6)	(123.7)
Effect of foreign exchange rates on cash	(0.7)	(0.5)
Net decrease in cash and cash equivalents	(7.3)	(56.3)
Cash and Cash Equivalents:
Beginning of Period	30.0	79.5
End of Period	$22.7	$23.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

1.   Organization and Business

Dade Behring Holdings, Inc. was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”) (collectively, the “Company” or “DBHI”). The Company develops, manufactures and markets clinical diagnostic equipment, reagents, consumable supplies and services worldwide.

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2004 consolidated financial statements of the Company included in the Company’s 2004 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. Furthermore, all share and per share amounts have been restated to reflect the impact of the two-for-one stock split in August 2005. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
Net income	$48.3	$17.2
Weighted average outstanding common shares
Basic	88,876,881	86,160,576
Effect of dilutive securities (stock options)	3,051,645	5,250,658
Diluted	91,928,526	91,411,234
Basic net income per share	$0.54	$0.20
Diluted net income per share	$0.53	$0.19

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
Net income	$90.6	$55.9
Weighted average outstanding common shares
Basic	88,555,878	85,160,302
Effect of dilutive securities (stock options)	3,306,121	5,349,176
Diluted	91,861,999	90,509,478
Basic net income per share	$1.02	$0.66
Diluted net income per share	$0.99	$0.62

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

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
	(in millions, except per share data)
Net income available for common stock as reported	$48.3	$17.2
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	1.0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.9)	(2.0)
Pro forma net income	$46.1	$16.2
Basic as reported	$0.54	$0.20
Basic pro forma	$0.52	$0.19
Diluted as reported	$0.53	$0.19
Diluted pro forma	$0.49	$0.18

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
	(in millions, except per share data)
Net income available for common stock as reported	$90.6	$55.9
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	2.9	3.3
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(9.0)	(6.6)
Pro forma net income	$84.5	$52.6
Basic as reported	$1.02	$0.66
Basic pro forma	$0.95	$0.62
Diluted as reported	$0.99	$0.62
Diluted pro forma	$0.91	$0.58

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Securities and Exchange Commission has delayed the required adoption date of the revised statement until January 1, 2006. The Company will adopt the revised statement at that time. As a result, the expense estimate previously disclosed in the Company’s 2004 Form 10-K is no longer accurate. After adoption of SFAS123(R), the Company currently estimates that it will recognize approximately $23 to 26 million of total expense during 2006 from stock option grants made through September 30, 2005, a stock option grant of approximately 2 million shares made in October 2005, and other stock-based compensation that will be provided. The Company currently estimates that approximately $5 million will be recognized as expense during the year ending December 31, 2005 under the provisions of APB Opinion No. 25.

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

	September 30, 2005	December 31, 2004
Raw materials	$28.8	$23.0
Work-in-process	34.9	37.9
Finished products	112.1	107.9
Total inventories	$175.8	$168.8

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		September 30, 2005			December 31, 2004
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	128.3	$(39.7)	88.6	134.6	$(31.1)	103.5
Developed technology	6 to 10	135.9	(56.9)	79.0	145.0	(45.5)	99.5
Internally developed software	5 to 10	65.9	(19.5)	46.4	59.1	(14.2)	44.9
Patents	9 to 11	20.7	(6.2)	14.5	18.9	(5.0)	13.9
		$485.8	$(122.3)	$363.5	$492.6	$(95.8)	$396.8

Amortization expense totaled $10.9 million and $11.7 million for the quarters ended September 30, 2005 and 2004, respectively, and $33.0 million and $31.8 million for the nine months ended September 30, 2005 and 2004, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2006 through 2010 is as follows: $42.4 million, $41.3 million, $37.5 million, $26.5 million and $17.4 million, respectively.

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. During the quarters ended September 30, 2005 and 2004, $14.2 million and $10.0 million of lease receivables were sold to a financial institution, respectively. During the nine months ended September 30, 2005 and 2004, $47.2 million and $22.4 million of lease receivables were sold to a financial institution, respectively. These sales resulted in gains of $0.1 million and losses of $0.3 million for the quarters ended September 30, 2005 and 2004, respectively, and losses of $1.2 million and $0.8 million for the nine months ended September 30, 2005 and 2004, respectively. The gains and losses are included in other income/expense on the accompanying statements of operations. At September 30, 2005, the short- and long-term portions of lease receivables which were not sold and are in accounts receivable and other assets total $9.0 million and $17.3 million, respectively. At December 31, 2004, the short-and long-term portions of lease receivables which were not sold and are in accounts receivable and other assets total $9.9 million and $17.4 million, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

6.   Debt

On April 27, 2005, the Company entered into a new $600 million, multi-currency five-year revolving credit facility. Based upon current third party credit ratings, the interest rate on U.S. dollar borrowings under the new facility is LIBOR plus 62.5 basis points. However, $200 million of the Company’s borrowings under this facility has been hedged by using interest rate swap agreements. This has resulted in an effective interest rate of 4.725% on the hedged portion of the Company’s borrowings. This new facility replaced the Company’s previously existing term loan and revolving credit facility. Amounts outstanding at April 27, 2005 under the old facility of $118.3 million were repaid by drawing funds from the new facility. The balance of unamortized deferred financing fees associated with the old facility was written-off in April 2005. Fees for the new facility of $2.7 million were capitalized during the second quarter and are being amortized over its five-year life and are included in other assets. Additionally, the Company drew funds under the new facility to redeem the $275.0 million outstanding of the Company’s 11.91% senior subordinated notes, using the make-whole provision under the bond indenture. The Company incurred a pre-tax cost of $24 million during the quarter ended June 30, 2005 in connection with this transaction, which represented the premium paid to bondholders to redeem the bonds as required by certain provisions of the bond indenture.

7.   Retirement Programs

The components of net periodic benefit cost recognized were as follows (in millions):

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
Service cost	$4.0	$3.2
Interest cost	4.0	3.6
Expected return on plan assets	(3.5)	(2.8)
Recognized net actuarial loss	0.2	0.1
Net periodic benefit cost	$4.7	$4.1

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
Service cost	$12.1	$9.6
Interest cost	12.2	11.0
Expected return on plan assets	(10.7)	(8.5)
Recognized net actuarial loss	0.6	0.3
Net periodic benefit cost	$14.2	$12.4

8.   Shareholders’ Equity

During the quarter ended June 30, 2005, the Board of Directors approved a $0.12 annual cash dividend plan. The initial quarterly dividend of $2.7 million representing $0.03 per share of common stock was paid on June 20, 2005, for shareholders of record as of June 1, 2005. A subsequent dividend of $0.03 per share of common stock was paid on September 19, 2005 for shareholders of record as of September 1, 2005. The Board also approved a stock repurchase program of up to 5.0 million shares. The Company repurchased and retired 1,370,368 shares of common stock under this program during the first nine months of 2005.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Shareholders’ Equity (Continued)

On July 28, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. On August 29, 2005, each shareholder of record at the close of business August 15, 2005, received an additional share of common stock for each outstanding share owned.

During October 2005, the Board of Directors declared that a fourth quarter cash dividend of $0.03 per share of common stock will be payable on December 19, 2005, for shareholders of record as of December 1, 2005.

9.   Income Taxes

The Company records valuation allowances against deferred tax assets where it is determined that it is more likely than not that the net deferred tax assets are not recoverable. It follows specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet. In assessing the realizability of the deferred tax assets, the Company considers all currently available data, the historical U.S. Generally Accepted Accounting Principles (“GAAP”) and taxable earnings and losses by jurisdiction, current financial condition, forecast of future U.S. GAAP and taxable earnings and losses by jurisdiction and other relevant factors.

During the quarter ended September 30, 2005, the Company completed its strategic planning process and performed an analysis of its likelihood to generate U.S. taxable income, utilize its significant U.S. net operating loss carryforwards, and utilize foreign tax credits. The analysis included an evaluation of the impact of the tax deductions the company will receive related to the stock options granted under the 2002 Management Stock Option Plan and the 2004 Incentive Compensation Plan, more fully discussed in the Company’s 2004 Annual Report on Form 10-K. Under the Internal Revenue Code of 1986, as amended, a company is allowed a deduction on the date of exercise equal to the difference between the fair market value on date of exercise and the exercise price. Due to the significant increase in the Company’s share price since the issuance of certain stock options, the Company has a significant tax deduction for stock options. The Company expects future taxable income to be sufficient enough to offset the tax deduction on the exercise of certain stock options and utilize net operating loss carryforwards subject to limitation under Internal Revenue Code Section 382. Based on the above and other positive evidence, the Company has reversed substantially all of its U.S. valuation allowances.

The Company believes its estimates of future U.S. taxable income are reasonable but inherently uncertain and if its ability to generate future U.S. taxable income necessary to realize a deferred tax asset is materially reduced, an additional valuation allowance may be recorded.

The reversal of U.S. valuation allowances resulted in a reduction to goodwill, and an increase to deferred tax asset accounts and shareholders’ equity. Goodwill was reduced since reductions in certain deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied in connection with the Company’s 2002 restructuring are first credited to goodwill. The reversal of valuation reserves related to tax benefits from deductions that the Company has received related to the stock options were allocated to shareholders’ equity.

In addition, an income tax benefit of $15.1 million was recorded in the quarter ended September 30, 2005 and is mostly attributable to two items which were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Valuation allowances related to pension and net losses on derivative instruments were reversed. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and the Company’s ability to utilize foreign

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Income Taxes (Continued)

tax credits required the Company to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulated in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as the Company reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain non-U.S. earnings that are repatriated in either 2004 or 2005, as defined in the AJCA. The Company completed its evaluation of the effects of the repatriation provision. Based on this evaluation, the Company intends to repatriate approximately $11 million in certain non-U.S. earnings, of which approximately $10 million qualifies for the 85% dividends received deduction. The associated tax expense of the repatriation is $0.5 million, of which $0.3 million was recognized in the quarter ended September 30, 2005. Tax expense of $0.2 million associated with repatriation was recorded in 2004.

10.   Business Segment and Geographic Information

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

10.   Business Segment and Geographic Information (Continued)

Revenue by segment for the quarters and nine months ended September 30, 2005 and 2004 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter Ended September 30, 2005
Revenue from external customers:
Core Chemistry	$147.7	$108.8	$3.5	$260.0
Hemostasis	31.2	38.8	—	70.0
Microbiology	25.6	16.4	—	42.0
Infectious Disease	2.2	18.8	—	21.0
Mature Products/Other	2.7	2.8	2.4	7.9
Total	$209.4	$185.6	$5.9	$400.9
Quarter Ended September 30, 2004
Revenue from external customers:
Core Chemistry	$128.8	$103.6	$2.3	$234.7
Hemostasis	28.4	35.8	—	64.2
Microbiology	24.8	15.1	—	39.9
Infectious Disease	1.4	19.8	—	21.2
Mature Products/Other	3.6	3.0	2.8	9.4
Total	$187.0	$177.3	$5.1	$369.4
Nine months Ended September 30, 2005
Revenue from external customers:
Core Chemistry	$442.0	$354.1	$8.1	$804.2
Hemostasis	97.3	124.4	—	221.7
Microbiology	72.5	48.5	—	121.0
Infectious Disease	5.4	59.9	—	65.3
Mature Products/Other	8.3	8.8	8.0	25.1
Total	$625.5	$595.7	$16.1	$1,237.3
Nine months Ended September 30, 2004
Revenue from external customers:
Core Chemistry	$397.2	$329.2	$5.5	$731.9
Hemostasis	88.9	113.8	—	202.7
Microbiology	68.3	42.4	—	110.7
Infectious Disease	3.7	58.3	—	62.0
Mature Products/Other	11.1	12.9	8.5	32.5
Total	$569.2	$556.6	$14.0	$1,139.8

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

10.   Business Segment and Geographic Information (Continued)

Earnings before interest and income tax (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information by segment for the quarters and nine months ended September 30, 2005 and 2004 is summarized as follows (in millions):

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
Depreciation and amortization
GCM-Americas	$6.3	$6.0
GCM-International	14.7	14.6
Global Operations	14.2	14.6
Total Segment depreciation and amortization	35.2	35.2
All Other(1) depreciation and amortization	2.6	3.3
Total	$37.8	$38.5
Segment EBIT
GCM-Americas	$88.6	$73.0
GCM-International	60.1	55.0
Global Operations	(71.2)	(67.4)
Total Segment EBIT	77.5	60.6
All Other(1) EBIT	(27.0)	(20.7)
Less: interest expense, net	(4.7)	(14.4)
Income before income tax expense	$45.8	$25.5

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
Depreciation and amortization
GCM-Americas	$19.5	$18.3
GCM-International	46.4	43.3
Global Operations	43.2	41.8
Total Segment depreciation and amortization	109.1	103.4
All Other(1) depreciation and amortization	17.4	10.1
Total	$126.5	$113.5
Segment EBIT
GCM-Americas	$261.0	$225.9
GCM-International	205.7	185.2
Global Operations	(217.0)	(202.2)
Total Segment EBIT	249.7	208.9
All Other(1) EBIT	(105.0)	(74.2)
Less: interest expense, net	(32.6)	(47.7)
Income before income tax expense	$112.1	$87.0

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

10.   Business Segment and Geographic Information (Continued)

Goodwill at December 31, 2004 aggregated $466.0 million. The amount of goodwill allocated to each segment at December 31, 2004 was $350.1 million to Global Operations and $115.9 million to GCM-Americas. Goodwill at September 30, 2005 aggregated $188.5 million. The amount of goodwill allocated to each segment at September 30, 2005 was $141.6 million to Global Operations and $46.9 million to GCM-Americas. The change in goodwill balance during the first nine months of 2005 is due to tax benefits related to employee exercises of non-qualified stock options and reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Per the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the reductions in valuation allowances were credited first to goodwill. See Note 9 for more information regarding reductions in valuation allowances that occurred during the quarter-ended September 30, 2005.

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

We see no change from the five-year financial goals (with a target date of 2009) that were discussed in the Form 8-K furnished to the U.S. Securities and Exchange Commission on November 1, 2004.

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

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

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

Net Sales.   Net sales for the quarter ended September 30, 2005 totaled $400.9 million as compared to $369.4 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	September 30, 2005	September 30, 2004	% Change
GCM-Americas	$209.4	$187.0	12.0%
GCM-International	185.6	177.3	4.7%
Global Operations	5.9	5.1	15.7%
Total	$400.9	$369.4	8.5%

Adjusting for the favorable impact of foreign currency rate changes of $1.9 million, 2005 sales increased $29.6 million or 8.0% for the quarter. On a constant currency basis, sales increased $20.3 million or 10.7% in GCM-Americas and increased $8.5 million or 4.8% across GCM-International locations. On a geographic basis, constant currency sales growth was 10.9% in the U.S. (from the U.S. portions of GCM-Americas and Global Operations) and 5.5% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $24.1 million or 10.2% increase in core chemistry sales primarily driven by strong Dimension® product and cardiac sales globally. The growth can also be attributed in part to a $5.5 million or 8.5% increase in hemostasis product sales, and a $2.0 million or 4.9% increase in microbiology product sales, offset by a $1.6 million or 17.2% decrease in sales of mature products/other across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and, as a result, are expected to have relatively flat or declining sales over time.

Our worldwide installed base of instruments grew to 37,100, an increase of 1.5% since June 30, 2005, and a year-over-year increase of 7.0%. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

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

Gross Profit.   Gross profit for the quarter ended September 30, 2005 increased $18.7 million to $221.1 million as compared to $202.4 million in the corresponding prior year period. On a constant currency basis, gross profit increased $17.1 million. Gross profit margin for the quarter ended September 30, 2005 was 55.2% as compared to 54.8% in the corresponding prior year period. Of the 0.4 percentage points margin improvement, approximately 0.15 percentage points is attributable to favorable foreign currency changes and the remaining 0.25 percentage points is due to manufacturing cost efficiencies and favorable product mix.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended September 30, 2005 increased $8.2 million to $136.6 million, or 34.1% of sales, as compared to $128.4 million, or 34.8% of sales, in the prior year period. Compared to the prior year period, marketing and administrative expenses increased $0.4 million related to changes in foreign currency exchange rates. The remaining $7.8 million increase was primarily due to investments in current resources and processes to support the higher level of revenues being achieved and our sales and marketing infrastructure for the Dimension Vista™ system.

Research and Development Expenses.   Research and development expenses for the quarter ended September 30, 2005 totaled $35.5 million (8.9% of sales) and were 6.3% higher than the prior year period. The increase in research and development expenses of $2.1 million over the corresponding prior year period is primarily a result of investments in new product development, such as the Dimension Vista™ System for the high-volume testing segment, and new assays for all product lines. We anticipate commercialization of the Dimension Vista™ System in the second half of 2006. As with all new products we introduce, the rollout will be controlled. Thus, we expect little to no revenue impact in 2006, with market penetration and revenue increasing over the course of 2007. Changes in foreign currency exchange rates did not have a significant impact on research and development expenses.

Income from Operations.   Income from operations for the quarter ended September 30, 2005 increased $8.4 million to $49.0 million compared to $40.6 million in the prior year period. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the quarter ended September 30, 2005 totaled $5.4 million, a $9.7 million decrease over the corresponding prior year period. The decrease is primarily due to lower borrowing levels and lower costs of borrowing attributable to the new facility entered into in 2005. During the quarter ended June 30, 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility and reduced our borrowing costs.

Income Taxes.   An income tax benefit of $2.5 million, representing an effective rate of (5.5)%, was recorded in the quarter ended September 30, 2005, as compared to income tax expense of $8.3 million, representing an effective tax rate of 32.5%, in the quarter ended September 30, 2004. The decrease in the effective tax rate is primarily due to an income tax benefit of $15.1 million recorded in the quarter ended September 30, 2005, which is mostly attributable to two items which were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Valuation allowances related to pension and net losses on derivative instruments were reversed. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and our ability to utilize foreign tax credits required us to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulated in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as we reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense.

Net Income.   Net income for the quarter ended September 30, 2005 was $48.3 million as compared to $17.2 million in the prior year period, an increase of $31.1 million, or 180.8%. The increase in net income is primarily attributable to higher income from operations and lower income tax and interest expense.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

Net Sales.   Net sales for the nine months ended September 30, 2005 totaled $1,237.3 million as compared to $1,139.8 million in the corresponding prior year nine months.

Sales for each segment were as follows (in millions):

	Nine months Ended
	September 30, 2005	September 30, 2004	% Change
GCM-Americas	$625.5	$569.2	9.9%
GCM-International	595.7	556.6	7.0%
Global Operations	16.1	14.0	15.0%
Total	$1,237.3	$1,139.8	8.6%

Adjusting for the favorable impact of foreign currency rate changes of $20.2 million, 2005 sales increased $77.3 million or 6.7% for the nine months. On a constant currency basis, sales increased $51.7 million or 9.0% in GCM-Americas and increased $23.7 million or 4.1% across GCM-International locations. On a geographic basis, constant currency sales growth was 8.5% in the U.S. (from the U.S. portions of GCM-Americas and Global Operations) and 5.2% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $60.4 million or 8.1% increase in core chemistry sales primarily driven by strong Dimension® product and cardiac sales globally. The growth can also be attributed in part to a $14.7 million or 7.1% increase in hemostasis product sales, with the strongest growth in GCM-Americas locations, and a $9.2 million or 8.2% increase in microbiology sales, offset by an $8.3 million or 24.8% decrease in sales of mature products/other across all segments.

Our worldwide installed base of instruments grew 5.8% during the nine months ended September 30, 2005. Growth in the installed base of Dimension® RxL Max™ and Dimension® Xpand® Plus instruments continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer (PFA). For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from customers utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the nine months ended September 30, 2005 increased $59.3 million to $686.4 million as compared to $627.1 million in the corresponding prior year period. On a constant currency basis, gross profit increased $45.9 million. Gross profit margin for the nine months ended September 30, 2005 was 55.5% as compared to 55.0% in the corresponding prior year period. Of the 0.5 percentage points margin improvement, approximately 0.2 percentage points is attributable to favorable foreign currency changes and the remaining 0.3 percentage points is due to manufacturing cost efficiencies and favorable product mix.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the nine months ended September 30, 2005 increased $25.7 million to $412.6 million, or 33.3% of sales, as compared to $386.9 million, or 33.9% of sales, in the prior year period. Of the total increase, $6.2 million resulted from changes in foreign currency exchange rates. The remaining $19.5 million increase was primarily due to investments in current resources and processes to support the higher level of revenues being achieved and costs to build our sales and marketing infrastructure for the Dimension Vista™ System.

Research and Development Expenses.   Research and development expenses for the nine months ended September 30, 2005 totaled $103.5 million (8.4% of sales) and were 7.6% higher than the prior year period. On a constant currency basis, research and development expenses increased $6.5 million or 6.7% over the corresponding prior year period as we made investments in new product development, such as the Dimension Vista™ System for the high-volume testing segment, and new assays for all product lines.

Income from Operations.   Income from operations for the nine months ended September 30, 2005 increased $26.3 million to $170.3 million compared to $144.0 million in the prior year period. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the nine months ended September 30, 2005 totaled $35.9 million, a $13.8 million reduction over the corresponding prior year period. The decrease is primarily due to lower borrowing levels and lower costs of borrowing, partially offset by higher expense from the amortization of debt issuance costs in 2005 as compared to 2004. During the quarter ended June 30, 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. In conjunction with the repayment of the amounts outstanding under the old facility in April 2005, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the nine months ended September 30, 2005 and 2004, debt issuance costs amortization expenses of $10.0 million and $4.5 million, respectively, were recorded related to the former credit facility.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the nine months ended September 30, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations. During the nine months ended September 30, 2004, we incurred losses of $4.3 million on the redemption of a portion of our senior subordinated notes in connection with a program initiated in January 2004 whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan were used to redeem the notes. These losses represented the difference between the redemption price (par plus 11.91% of the face value) and the carrying value of the notes.

Income Taxes.   Income tax expense of $21.5 million, representing an effective rate of 19.2%, was recorded in the nine months ended September 30, 2005, as compared to $31.1 million, representing an effective tax rate of 35.7%, in the nine months ended September 30, 2004. The decrease in the effective tax rate is primarily due to an income tax benefit of $15.1 million recorded in the quarter ended September 30, 2005, which is mostly attributable to two items which were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Valuation allowances related to pension and net losses on derivative instruments were reversed. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and our ability to utilize foreign tax credits required us to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulated in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as we reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense.

Net Income.   The net income for the nine months ended September 30, 2005 was $90.6 million as compared to $55.9 million in the prior year period, an increase of $34.7 million, or 62.1%. The increase in net income is primarily attributable to higher income from operations and lower interest and income tax expense, partially offset by losses on the redemption of our senior subordinated notes.

Liquidity and Capital Resources

For the nine months ended September 30, 2005 and 2004, operating activities provided cash of $193.0 million and $156.6 million, respectively. An increase in net income during the first nine months of 2005 as compared to the same period in 2004 was slightly offset by the impacts of changes in working capital. Changes in accounts receivable negatively impacted cash flows by $15.6 million and $3.0 million during the nine months ended September 30, 2005 and 2004, respectively. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. The larger decrease in cash flows from accounts receivable during 2005 compared to 2004 is primarily a result of less accounts receivable factoring. On a constant currency basis, our utilization of factoring facilities decreased by $12.4 million and increased by $13.5 million during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the amount drawn on our factoring facilities was $112.4 million. During the nine months ended September 30, 2004, changes in inventories negatively impacted cash flows by $0.1 million. However, as a result of building inventory to support the higher level of revenues, changes in inventories negatively impacted cash flows by $13.6 million for the nine months ended September 30, 2005. Changes in accounts payable and accrued liabilities negatively impacted cash flows by $21.6 million and $24.3 million during the nine months ended September 30, 2005 and 2004, respectively. The improvement in these items from 2004 to 2005 is due to timing of cash disbursements.

When selling instruments to customers, we may enter into sales-type lease transactions. During the nine months ended September 30, 2005, $47.2 million of lease receivables were sold to a financial institution. These sales resulted in losses of $1.2 million. The losses are included in other expense on the accompanying statement of operations. At September 30, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $9.0 million and $17.3 million, respectively. We expect the amount of lease receivables we sell to be greater in 2005 than in 2004.

Net cash flow used for investing activities for the nine months ended September 30, 2005 was $102.0 million compared to $88.7 million for the nine months ended September 30, 2004. Investing cash flows are primarily for capital expenditures. The increase in capital expenditures for 2005 as compared to 2004 is due primarily to an increase in the use of capital for placing more instruments at customers’ facilities and for product development and production activities.

Financing activities for the nine months ended September 30, 2005 used net cash of $97.6 million, versus $123.7 million for the nine months ended September 30, 2004. The decrease in net cash used is primarily due to lower debt repayments after giving consideration to the debt refinancing activities in the second quarter of 2005. For the nine months ended September 30, 2005 and 2004, long-term debt repayments net of new borrowings were $63.0 million and $164.6 million, respectively. This decrease is partially offset by repurchases of common stock, dividend payments and fewer proceeds from the exercise of stock options in 2005 as compared to 2004. We used $48.5 million of cash to purchase our common stock and paid $5.3 million in dividends during the nine months ended September 30, 2005.

On April 27, 2005, we entered into a new $600 million, multi-currency five-year revolving credit facility. Based upon current third party credit ratings, the interest rate on U.S. dollar borrowings under the new facility is LIBOR plus 62.5 basis points. However, $200 million of our borrowings under this facility has been hedged by using interest rate swap agreements. This has resulted in an effective interest rate of 4.725% on the hedged portion of our borrowings. This new facility replaced our previously existing term loan and revolving credit facility. Amounts outstanding at April 27, 2005 under the old facility of $118.3 million were repaid by drawing on the new facility. The unamortized balance of deferred financing fees associated with the old facility was written-off in April 2005. Fees for the new facility of $2.7 million were capitalized during the second quarter and are being amortized over its five-year life. Additionally, we drew funds under the new facility to redeem the $275.0 million outstanding of our 11.91% senior subordinated notes, using the make-whole provision under the bond indenture. We incurred a pre-tax cost of $24 million in the second quarter of 2005 in connection with this transaction, which represented the premium paid to bondholders to redeem the bonds.

During the second quarter of 2005, the Board of Directors approved a $0.12 annual cash dividend plan. The initial quarterly dividend of $2.7 million, representing $0.03 per share of common stock, was paid on June 20, 2005, to shareholders of record as of June 1, 2005. A subsequent dividend of $2.6 million, also representing $0.03 per share of common stock, was paid on September 19, 2005, to shareholders of record as of September 1, 2005. On April 27, 2005 we announced that the Board of Directors also approved a stock repurchase program of up to 5.0 million shares. We repurchased 1,370,368 shares of common stock under this program during the quarter and nine months ended September 30, 2005.

On July 28, 2005, the Board of Directors approved a two-for-one split of our common stock. On August 29, 2005, each shareholder of record at the close of business August 15, 2005, received an additional share of common stock for each outstanding share owned.

During October 2005, the Board of Directors declared that a fourth quarter cash dividend of $0.03 per share of common stock will be payable on December 19, 2005, for shareholders of record as of December 1, 2005.

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

Income Taxes

During the quarter ended September 30, 2005, we completed our strategic planning process and performed an analysis of our likelihood to generate U.S. taxable income, utilize the Company’s significant U.S. net operating loss carryforwards, and utilize foreign tax credits. Based on this analysis, we have reversed substantially all of our U.S. valuation allowances. The reversal of U.S. valuation allowances resulted in a reduction to goodwill, and an increase to deferred tax asset accounts and shareholders’ equity. Goodwill was reduced since reductions in certain deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied in connection with the Company’s 2002 restructuring are first credited to goodwill. The reversal of valuation reserves related to tax benefits from deductions that the Company has received related to the stock options were allocated to shareholders’ equity.We believe our estimates of future U.S. taxable income are reasonable but inherently uncertain and if our ability to generate future U.S. taxable income necessary to realize a deferred tax asset is materially reduced, an additional valuation allowance may be recorded.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain non-U.S. earnings that are repatriated in either 2004 or 2005, as defined in the AJCA. We completed our evaluation of the effects of the repatriation provision. Based on this evaluation, we intend to repatriate approximately $11 million in certain non-U.S. earnings, of which approximately $10 million qualifies for the 85% dividends received deduction. The associated tax expense of the repatriation is $0.5 million, of which $0.3 million was recognized in the quarter ended September 30, 2005. Tax expense of $0.2 million associated with repatriation was recorded in 2004.

For the quarter and nine months ended September 30, 2005, our effective tax rate was lower than the rate for the previous year’s periods. This is mostly due to income tax benefits discussed in the “Results of Operation” section. Excluding these tax benefits, we expect the full-year 2005 effective tax rate to be relatively consistent with the full-year 2004 effective tax rate.

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

PART II

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2005 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
July 1–31, 2005	28,800	$37.72	28,800	—
August 1–31, 2005	1,025,856	$36.47	1,025,856	—
September 1–30, 2005	315,712	$36.42	315,712	—
Total	1,370,368	$36.49	1,370,368	3,629,632

(a)           On April 27, 2005, the Company announced that the Board of Directors approved a stock repurchase program of up to 5 million shares, after adjusting for the August 2005 stock split. No purchases of common stock were made during the second quarter of 2005 under this program.

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
November 9, 2005

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