Form 10-K
period 2005-12-31
DADE BEHRING HOLDINGS INC
filed 2006-03-08
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

[None]
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
Preferred Share Purchase Rights

[Title of each class]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of voting common stock (the only issue of common equity) held by nonaffiliates was approximately $2.8 billion based on the average of the intraday high and low sale prices as reported on the National Association of Securities Dealers Automated Quotation System National Market System. For purposes of making such calculation, we have assumed that all the outstanding shares were held by nonaffiliates, except for the shares held by our directors and executive officers. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of Dade Behring Holdings, Inc.

Number of Shares of Common Stock Outstanding at February 28, 2006:  87,163,050

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Shareholders Meeting expected to be filed no later than April 6, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

DADE BEHRING HOLDINGS, INC.
2005 FORM 10-K—TABLE OF CONTENTS

PART I

In addition to historical information, this report contains statements relating to future events or our future financial performance. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, investments, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

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

•       the availability and cost of capital and trade credit to fund our business; and

those described elsewhere in this report, including under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 1  BUSINESS

General

Dade Behring Holdings, Inc. (also referred to as “we”, “us”, “our” and “Dade Behring”) is a leading manufacturer and distributor of diagnostic products and services to clinical laboratories. We serve approximately $12 billion of the $27 billion annual worldwide market for clinical diagnostic products and sell primarily to the central lab, which are typically hospital based or stand-alone reference laboratories and represent approximately $15 billion of the total market. We manufacture and market a broad offering of diagnostic products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. As of December 31, 2005, we had a worldwide installed base of approximately 38,100 diagnostic instruments, an increase of approximately 8.7% from 2004. Within our served markets, we have a strong position in each of our core businesses, which are chemistry, hemostasis, microbiology and infectious disease diagnostics.

In December 1994, Bain Capital, Inc. and the GS Capital Partners, L.P. and certain of their affiliates formed Dade International, Inc., and acquired certain assets of Baxter Diagnostics from Baxter International, Inc. The assets acquired from Baxter International, Inc. included established leadership positions in hemostasis and microbiology, strong routine chemistry/immunoassay market positions and an extensive sales and service organization, especially in the United States (“U.S.”).

In May 1996, we purchased DuPont’s diagnostic business, which had entered into the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world. This acquisition provided us with a strong position in the routine chemistry market, and world-class manufacturing and product development capabilities.

In October 1997, we acquired Behring Diagnostics, the clinical diagnostic business of Hoechst AG, and created Dade Behring Inc. Behring Diagnostics was established in 1904 by Emil von Behring, the recipient of the first Nobel Prize in medicine. This acquisition provided us with complementary products for our hemostasis and routine immunochemistry product lines and significantly broadened the overall product line portfolio by adding leadership positions in plasma protein testing and drugs of abuse testing/therapeutic drug monitoring. It also expanded our capabilities in instrumentation development, specialty assay development and research, and extended the geographic scope of our business.

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

Diagnostic Industry—Overview

Clinical diagnostic tests are used to analyze samples of patients’ bodily fluids such as whole blood, blood plasma, serum or urine in a clinical setting. In a single test, a patient sample may be measured to determine the presence, concentration or absence of a particular substance or condition. In some tests, the fluid sample is combined with a biochemical reagent, which is then observed or measured to detect physical or chemical changes that have a predetermined correlation to diagnostic information. The test result enables physicians to diagnose, treat and monitor patients. The most frequently ordered diagnostic tests are traditional routine clinical chemistry tests that measure substances, such as glucose, cholesterol or sodium, as part of routine blood checks. Other diagnostic tests measure other bodily functions such as blood clotting ability and cardiac function, or measure the presence of infections or drugs.

By providing accurate and timely patient diagnosis and treatment, the wide range and important nature of these tests have established diagnostic testing as an integral part of medical practice.

Increasingly, diagnostic testing is recognized as making a significant contribution to improving patient care and lowering total patient costs. While diagnostic tests are performed in a number of different settings, including hospitals, reference laboratories, physicians’ offices/ambulatory care centers, criminal justice system specialty labs and homes, the vast majority occur in hospitals and reference laboratories.

Diagnostic testing systems are composed of instruments, reagents, consumables, service and data management components. Instruments, which represent approximately 9% of our revenue, serve to automate repetitive manual tasks, improve test accuracy and speed results reporting. Reagents are biochemical substances that react with the patient sample to produce measurable, objective results. The consumable accessories vary across application segments, but are generally items such as vessels used in generating test results. Reagents and consumables that are exclusive to their related testing systems represent “closed” systems, which generally provide more predictable future revenue to the system supplier. “Open” systems accept reagents and consumables from more than a single manufacturer. Sample handling and preparation devices and data management systems are becoming increasingly important components of the clinical diagnostic system. These additional system components permit laboratories to achieve cost efficiencies and higher test volumes. The global clinical diagnostics market is comprised of approximately 25,000 hospital and reference laboratories. Improving productivity is a primary focus area for many of these labs given the ongoing cost pressures within the healthcare industry and the growing shortage of qualified individuals to work in clinical labs.

The global clinical diagnostics market is estimated at $27 billion annually, with the United States, Western Europe and Japan comprising approximately 49%, 35% and 9%, respectively, of the global market. We primarily serve the clinical laboratory market, which comprises $15 billion of the $27 billion global clinical diagnostics market. We believe that the global clinical diagnostics market will continue to grow due to a number of key favorable industry trends, including:

•                    Demographic shifts resulting from the aging of the population and socioeconomic improvements that are expected to increase the overall level of demand for diagnostic testing;

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

Dade Behring—Served Markets

We derive substantially all of our revenues from manufacturing and marketing clinical diagnostics products and services. We are organized functionally and are comprised of three reporting segments: Global Customer Management (“GCM”)—Americas; GCM—International; and Global Operations. GCM—Americas and GCM—International are our sales, marketing, customer training, technical support and field service organizations. Global Operations primarily includes all manufacturing, distribution and research and development activities, and accordingly does not recognize significant revenue. See Notes 2 and 13 to our consolidated financial statements for information related to risks from our operations outside the U.S. and segment and geographic area financial information, respectively. This and the following sections discuss our served markets whose results are reported in the GCM—Americas and GCM—International segments.

Chemistry.   Our Chemistry business consists of four product lines: routine chemistry/immunochemistry, cardiac, plasma proteins and drugs of abuse testing/therapeutic drug monitoring. These product lines comprised approximately $1.1 billion or 65% of our revenue during 2005. The clinical laboratory chemistry/immunochemistry testing segment represents approximately $11 billion of the total clinical diagnostics market.

Routine Chemistry/Immunochemistry.   Routine chemistry tests measure substances found in large concentrations in patients’ blood, tissue, urine or other bodily fluids. Some of these substances include chemistry tests, such as for cholesterol, glucose, iron and sodium and their concentration levels, which provide information on a patient’s basic bodily functions. Immunochemistry testing relies on the properties of antibodies and antigens in the immune system as its key detection mechanism to measure relatively low concentrations of these substances found in blood. Historically, analyzers have been developed separately for routine chemistry and immunochemistry testing. Today, high-frequency tests from both categories are rapidly being consolidated on to a single system that significantly improves overall laboratory productivity and costs.

On average, hospital laboratories operate approximately three routine chemistry and/or immunochemistry analyzers. These instruments account for up to 80% of the volume of all diagnostic tests performed in clinical laboratories and are characterized by their high throughput capabilities.

We develop, market and sell Dimension® analyzers, which are the only systems in the market that combine both routine chemistry and immunoassay testing into one analyzer. We have consistently been a leader in chemistry/immunochemistry instrument consolidation and automation, beginning with the 1998 introduction of the heterogeneous immunoassay testing module for our mid-volume Dimension® RxL analyzer. In 2001 we introduced the Dimension® Xpand analyzer, which provides the same testing consolidation capability as the Dimension® RxL analyzer, for smaller labs. The continued consolidation of routine chemistry and immunochemistry testing on to a single analyzer continues to represent a significant growth opportunity for us. We believe that our Dimension® line of products offers customers a broad test menu and cost efficiencies for performing these two categories of tests since the analyzers have the potential to improve test turnaround times and significantly reduce labor requirements. We are continually enhancing our existing menu of over 95 tests, and are currently developing new ones to expand our capabilities in this largest segment of the clinical diagnostics market.

In 2003, we introduced the Dimension® RxLMax® analyzer, the most recent version of our mid-volume chemistry/immunochemistry analyzer, which included several significant system improvements. Similarly, at the end of 2004, we introduced our latest low-volume system, the Dimension® Xpand® Plus analyzer, which included enhancements similar to our mid-volume instrument.

In 2002, we introduced the StreamLAB® workcell, which has the capability to connect multiple Dimension® systems with onboard pre-analytical capabilities of accessioning, centrifugation and aliquotting. The StreamLAB workcell automates steps that are essential to laboratory processes for producing test results. At the end of 2004, we enhanced the StreamLAB workcell by providing connectivity for up to six Dimension® systems and to the Immulite®  immunoassay system manufactured by Diagnostics Products Corporation. This workcell provides our customers in high-volume laboratories with an integrated single platform solution. In 2005, we introduced a mid-volume laboratory automation solution, the Dimension® Lynx System.

Our approach to workstation consolidation is unique. We integrate the immunoassay detection capability into the chemistry analyzer itself rather than simply connecting separate chemistry and immunochemistry instruments with a common patient sample/test tube handling system. Integration of testing into one analyzer provides greater asset productivity, lower labor costs and faster turnaround times. Our strong reputation for servicing our instruments and our commitment to improving operating efficiency are among the reasons why the Dimension® product line remains attractive to clinical laboratories. Staffing and budget concerns in clinical laboratories worldwide suggest that laboratory process integration and instrument consolidation will become even more compelling to our customers over time.

Building on our success in workstation consolidation, we are currently developing a next-generation system for high-volume laboratories, the Dimension Vista™ System. The initial version of the system will serve the high-volume testing segment, which represents nearly half of the $11 billion chemistry/immunochemistry testing market, and the system architecture will provide the basic building blocks for new consolidated instruments designed to serve mid- and low-volume laboratories. With the exception of StreamLAB, we currently do not have a product offering that specifically serves the high-volume chemistry/immunochemistry market. In addition to targeting further labor efficiencies in the lab, the Dimension Vista™ System will also have the unique capability of consolidating a currently independent testing discipline, nephelometric plasma protein testing, by integrating a nephelometer into the system. We anticipate commercialization of the Dimension Vista™ System in the second half of 2006. As with all new products we introduce, the rollout will be controlled. Thus, we expect little to no revenue impact in 2006, with market penetration and revenue increasing over the course of 2007. See “Item 1A. Risk Factors” for a discussion of risk factors related to the release of new products.

Cardiac.   Cardiac tests are used for both risk assessment and diagnosis of cardiovascular disease (“CVD”). The cardiac market is one of the highest growth segments of the broader immunochemistry market, growing at approximately 12% annually. We have a leading share in the market for cardiac tests and were one of the first to introduce a widely adopted testing system for the cardiac proteins Troponin I, CK-MB and Myoglobin. In 2004 we introduced the NT-proBNP test, a rapidly growing cardiac marker used to assist physicians in the diagnosis of congestive heart failure (“CHF”). The combination of rapid and accurate tests for these CVD markers has allowed for rapid diagnosis of cardiac disease and has enhanced the physician’s ability for triage and diagnosis of chest pain in patients.

We offer a unique combination of platforms for performing cardiac tests. In the central lab, the Dimension® analyzers, BN™II, and BN Prospec® analyzers offer tests for cardiac risk assessment such as cholesterol, HDL, LDL, apolipoprotein, and high sensitivity CRP. We have been the market leader in the development of high sensitivity CRP testing for cardiac application. In addition to cardiac risk assessment tests, the Dimension® analyzers’ menu also includes the four major cardiac disease tests: Troponin I, CK-MB, Myoglobin for cardiac necrosis, and NT-proBNP for helping in the diagnosis of CHF. In the acute care/near patient setting, we offer cardiac testing on our Stratus® CS Acute Care™ Diagnostic System. Being able to standardize cardiac testing between our laboratory and acute care platforms provides us with a unique position in the market, because it is important that physicians be confident that the results from the acute care platform will clinically match those that come from the laboratory.

Plasma Protein.   Plasma protein systems test serum, plasma, urine or cerebral spinal fluid to help diagnose diseases, such as coronary heart diseases and rheumatic diseases, as well as to detect disorders, such as tumors, renal failure, inflammation, anemia, gammopathies and malnutrition. In 2005, we introduced outside the United States the first automated nephelometric test to diagnose chronic alcohol abuse. Plasma protein tests are conducted on two types of instrument platforms: (1) routine chemistry/immunochemistry analyzers such as our Dimension® instrument line, and (2) dedicated nephelometers such as our BN™II and BN Prospec® instruments. While a higher proportion of protein tests are run on routine chemistry/immunochemistry systems, the high sensitivity and broad test menu make nephelometers a practical option for customers who need this utility. We are the market leader in the worldwide nephelometric plasma protein testing.

Drugs of Abuse Testing (“DAT”)/Therapeutic Drug Monitoring (“TDM”).   Drug tests are used to measure the level of therapeutic drugs or presence of drugs of abuse, usually in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive reach appropriate levels to treat a condition, but do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the presence of illicit substances such as cocaine and marijuana. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers’ offices. We are a worldwide market leader in drug testing with a comprehensive menu of tests.

We offer drug tests on our Dimension® analyzers. In 2003, we also began marketing the mid- to high-volume V-Twin™ analyzer for the Syva® product line, and in 2004 we began marketing the mid-volume Viva™E analyzer. Vital Scientific N.V. manufactures these systems and we distribute them worldwide. Both are configured to run our Emit®-branded drugs of abuse, therapeutic drugs and serum toxicology assays, as well as specimen validity tests. Vital Scientific is currently developing the Viva-Jr, an easy to use, compact benchtop analyzer dedicated to drug testing, which we expect to begin marketing in the first half of 2006. We also have ready-to-use liquid DAT and TDM reagents for a broad range of other commercially available instrument platforms, which makes Syva an attractive choice for DAT assays among open-system providers.

Hemostasis.   Hemostasis testing measures a patient’s ability to form and dissolve blood clots, a critical factor in the stabilization of the cardiovascular system. Hemostasis testing can be segmented into routine screening and specialty tests. Routine hemostasis tests are typically performed before and during surgical procedures. Hemostasis testing is essential in post-surgical monitoring of anticoagulant treatments that “thin” the blood to prevent clotting. Specialty tests are performed to further characterize patients with coagulation disorders such as hemophilia, or other congenital or acquired disease states.

We offer a broad range of instruments that perform both routine and specialty tests to meet the needs of customers from small hospitals to large reference labs. With revenue of approximately $299 million during 2005, we continued to maintain a global leadership position in hemostasis testing through our commitment to the innovation of new and improved products and services. The hemostasis product line continues to lead competitors in number of new systems placed and in overall reagent usage and market share. We offer our BCS analyzer to high-volume and specialty laboratories and distribute instruments manufactured by Sysmex Corporation to the high-volume routine assay reference lab market and to mid- and low-volume laboratories, such as community hospitals.

The PFA 100 analyzer is a fully automated system which determines platelet function by mimicking how platelets adhere, aggregate, and form a plug in the presence of an agonist, either collagen ADP or collagen epinephrine. The result is known as closure time, and has utility as an excellent screen for the bleeding disorder von Willebrand’s disease, as well as new cardiac utility in measuring the functional response of platelets to aspirin. We believe this will be a high-growth market as new anti-platelet therapies are developed and introduced.

We expect market growth to come from continued growth in the aging population, the increasing number of surgeries performed, and from new hemostasis tests, that more accurately measure blood clotting and allow for improved patient treatment.

Microbiology.   We serve the automated and manual Identification/Antibiotic Susceptibility Testing (“ID/AST”) microbiology market with our MicroScan® products. Microbiology laboratories use MicroScan® products to identify infection-causing bacteria such as streptococci and staphylococci, and to determine the minimum concentration of antibiotic, such as erythromycin and ampicillin, necessary to inhibit or kill the bacteria. This information is critical to the optimum management of patient therapy. MicroScan revenues were approximately $165 million during 2005, and were derived almost entirely from the automated portion of the ID/AST market. The market for automated ID/AST testing is approximately $400 million within an overall microbiology market of $1.5 billion.

At the core of our product line is a patented dry reagent panel. Available as individual testing components, our combination panels provide both organism identification and the susceptibility information using a broad selection of antibiotics to meet formulary needs and streamlined workflow for operator efficiency. Our MicroScan WalkAway® 40SI analyzer and WalkAway® 96SI analyzer are fully automated systems that utilize a dual technology optic system to process colorimetric and fluorogenic panel types simultaneously. The autoSCAN®-4 analyzer provides semi-automated processing solutions for low-volume testing needs of conventional laboratories. All of our analyzers are supported by our MicroScan Microbiology Systems - LabPro Information Management System and our optional Alert System. Designed by microbiologists, these informatics tools provide customizable functionality to enhance the management of test results.

We are a leader in the automated ID/AST microbiology market. We have maintained this position by focusing on higher-growth non-U.S. markets and developing improved capabilities for our instrumentation, software and panels to help laboratories reduce their overall costs. In the United States, we continue to secure business by promoting our conventional technology, which utilizes direct susceptibility testing methods and results in optimal detection of emerging antimicrobial resistance. MicroScan® systems were the first automated systems to detect both vancomycin-intermediate and vancomycin-resistant Staphylococcus aureus during routine testing, demonstrating our leadership in providing highly accurate susceptibility test results. In 2004, we introduced our Synergies plus™ panels, which offer two-hour organism identification and “read when ready” antibiotic susceptibility test results. This new line of panels and software will provide more rapid test results on organisms that are slow to express resistance and will enhance patient outcomes without compromising our reputation for accuracy.

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

We have a niche position in infectious disease diagnostics. Infectious disease testing is one of the largest segments of the diagnostics testing market, but accounted for approximately $86 million or 5% of our revenue during 2005. The microtitre plate (“MTP”) subsegment, manual, semi-automated and fully-automated, makes up approximately one-third of the immunoassay testing in this segment. MTP is a high-throughput, low cost testing method that is ideal for blood banks, large hospitals and commercial laboratories. In the European MTP segment, our BEP systems are used by more laboratories than any other batch analyzer. In addition, we possess a strong intellectual property position for HIV-O, a variant of HIV. Due to the prevalence of HIV-O, any future HIV testing platform will need to include HIV-O to offer comprehensive HIV testing capability. We continue to invest in expanded test menu capabilities for our existing instrument line to allow us to better serve the high-volume blood bank market. These instruments have met with positive acceptance by a number of European and Asian blood banks.

Sales and Marketing

We have a global customer management organization that includes elements beyond traditional sales representatives and marketing personnel, such as healthcare consultants, clinical quality initiatives managers, field service engineers, national accounts/group purchasing organization management, integrated delivery networks management, inside sales, clinical application specialists, customer service representatives, technical assistance, customer operations, pricing analysts and field sales and service management.

Our global customer management executives have long tenure in both the clinical diagnostics industry and with our company. Similarly, the experience profile of our customer contact personnel is generally one of long service in the industry and with our company. We utilize a generalist sales force approach, but all countries with significant sales of specific products have specialists who are trained to service specific product lines. Because of the sales volume and market penetration of our chemistry/immunochemistry, microbiology, hemostasis, cardiac risk assessment, protein and therapeutic drug products, most sales representatives, specialists and generalists are familiar with the features and benefits of these products.

We use a dedicated health systems sales team in the United States that focuses exclusively on serving the larger hospital networks and reference laboratories, which represent an increasingly important portion of our customer base as the healthcare industry continues to consolidate. Our products are presented to customers through most of the larger group purchasing arrangements serving hospital and reference laboratories. Our health systems sales organization provides overlay support for individual sales representatives.

Our key focus is on providing solutions to the challenges our customers face within their laboratories, which are primarily cost pressures, skilled labor shortages and space constraints. We have developed both healthcare solutions and clinical quality initiative organizations to identify and find ways to provide customized solutions for our customers. Among others, areas we focus on include: workflow analysis, improved testing turnaround time, workstation consolidation, patient specimen filing and storage and ways to ensure integrity of patient information. In addition, we provide educational opportunities for our customers through seminars, audio conferences, newsletters and websites.

Our customer management organization has a long history and strong reputation for delivering the highest quality customer satisfaction in the clinical diagnostics industry.

Research and Development

We conduct research and development in the United States and in Germany. Research and development activities are grouped into two primary categories across all product segments: instrument platform development and test menu development.

Our instrument platform development efforts are focused on the design of new instrumentation and software that brings increased automation and functionality to clinical laboratories. Customers value broad test menus, quick turnaround of patient samples, integration of multiple laboratory functions, automation of non-value-added activities, minimal space utilization, ease of use and the opportunity to lower operating costs. Our test menu development efforts seek to improve the efficacy of existing products and to develop new tests that extend our existing product offerings.

Our research and development teams are skilled in a number of engineering and scientific disciplines including focus areas of chemistry/immunochemistry, microbiology, hemostasis, informatics, applying robotics to sample processing and systems engineering. We develop our products internally using a multifunctional team approach which integrates our internal capabilities of engineering and assay development with regulatory and quality systems, marketing, technical support and manufacturing. Although we continue to develop or license all of our hemostasis reagents and controls, we have sourced new hemostasis instruments through an external instrumentation partner using a similar multifunction approach in recent years.

Research and development expense was $141.5 million in 2005, as compared to $134.0 million in 2004 and $117.5 million in 2003.

Patents, Trademarks and Licenses

We own or have licensed over 2,500 patents in the United States and other countries that relate to our products and business and have also developed brand names and trademarks for our products. We own numerous United States and non-U.S. registered trademarks and service marks and have applications for the registration of trademarks and service marks pending around the world. We also own several United States copyright registrations. In addition, we own a wide array of unpatented proprietary technology and know-how. Further, we license certain intellectual property rights from third parties. Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. In each of our business segments, these patents, patent applications, trademarks, copyrights and licenses are, in the aggregate, of significant importance to our business. However, we believe that no single product related patent, trademark or copyright (or related group of patents, trademarks or copyrights) is material in relation to our business as a whole.

Competition

While the clinical diagnostics industry is highly competitive, there are substantial barriers to entry including: the necessity for significant sales, service and distribution infrastructure; research and development infrastructure that requires engineering and informatics skills necessary to design and commercialize complex instruments as well as the life science skills necessary to develop the diagnostic tests; and the highly regulated environment for our products. We encounter competition from U.S and non-U.S. manufacturers who compete in some or all of the markets we serve. Some of our competitors are large, diversified healthcare companies with substantial resources. Our competitors include Abbott Laboratories, Bayer AG, Beckman Coulter, Becton Dickinson, bioMerieux, Johnson & Johnson, Roche and Diagnostica Stago. We believe that in recent years, the key competitive factors for diagnostic testing products have been quality, service, price and ease of use. For automated and consolidated instrument platforms, menu breadth is of increasing importance.

Regulatory Matters

Most aspects of our business are subject to some degree of government regulation in the countries in which we operate. In addition to regulations intended to ensure product safety and effectiveness, our business is subject to environment and occupational health and safety regulations. For some products, and in some countries, government regulation is significant and, in general, there is a trend towards more stringent regulation. Our policy is to comply fully with all regulatory requirements that apply to our products and operations. Failure to comply with government regulations can have significant consequences. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for production or sale and other civil, monetary and criminal sanctions.

In the United States, the medical device and clinical diagnostic industries have long been subject to regulation by various federal, state and local agencies, primarily regarding product manufacturing, safety, efficacy and labeling. Government agencies in the United States as well as other countries have expressed concern about the costs of healthcare and in some cases have focused attention on the use of diagnostic tests. Regulations in these areas already exist in some countries and may be expanded significantly in the United States and other countries in the future.

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

Raw Materials

We purchase raw materials, which include various biological and chemical products, from a variety of suppliers. While some of our principal raw materials are available from multiple sources, we elect to purchase certain raw materials from sole suppliers for various reasons (e.g., quality assurance, cost effectiveness or regulatory approval requirements). Other raw materials that we use are not available from multiple sources. In some cases where there are regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis. While we work closely with our suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could affect our ability to manufacture and sell certain of our products and to achieve anticipated production and sales levels.

Employees

As of January 31, 2006, we had approximately 6,300 full-time and part-time employees, of which approximately 3,300 were in the United States. The remaining employees were serving at various locations around the world. Our U.S. employees are not represented by collective bargaining groups. We have had no significant difficulty attracting qualified professionals. We consider our relationship with our employees to be very positive.

General and Internet Information

Dade Behring Holdings, Inc. is a corporation organized on September 23, 1994 under the laws of the State of Delaware. Our principal executive offices are located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778 and our telephone number is (847) 267-5300. This annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, Securities and Exchange Commission Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge through the Investor Relations section of our Internet website (http://www.dadebehring.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers of Dade Behring Holdings, Inc.

The following is a list of the executive officers of Dade Behring Holdings, Inc. as of January 31, 2006, showing their ages, present positions and offices with Dade Behring and their business experience during the past five or more years.

James W.P. Reid-Anderson, 46, Chairman of the Board, President and Chief Executive Officer

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

John M. Duffey, 45, Chief Financial Officer

Mr.  Duffey was appointed Chief Financial Officer of Dade Behring Holdings, Inc. in September 2001 and is responsible for finance, legal and investor relations. Mr. Duffey joined us in 1995 as Dade Behring Inc. Vice President, Tax. In January 1997, Mr. Duffey was promoted to Corporate Vice President, Financial Services, having responsibility for Shared Services, Tax and Internal Audit. In May 1999, he was promoted to Corporate Vice President and Controller and became Senior Vice President and Controller in January 2001. Prior to joining us in 1995, Mr. Duffey worked for the Chicago office of Price Waterhouse. Mr. Duffey’s thirteen years at Price Waterhouse included a tour-of-duty in the firm’s Washington D.C. National Office in the Accounting Methods Group. Mr. Duffey is a Certified Public Accountant and holds a B.A. in Accounting from Michigan State University.

Dominick M. Quinn, 50, Executive Vice President

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

Hiroshi Uchida, 46, Executive Vice President

Mr.  Uchida was named Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Uchida is also President, Global Manufacturing Operations, of Dade Behring Inc., a position to which he was appointed in January 2002. Previously, Mr. Uchida held positions as President of North America, President of Asia and Latin America, President of Asia, and Vice President and General Manager for the Asia-Pacific region for Dade Behring Inc., since joining us in 1997. Before that time Mr. Uchida served as a Director with Arthur D. Little, heading the Asia Pacific healthcare practice, and Vice President at Bain Consulting. He holds Ph.D. and M.A. degrees from Harvard University and a B.A. degree from Brown University.

Mark Wolsey-Paige, 44, Executive Vice President

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

ITEM 1A.   RISK FACTORS.

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

Substantially all of our sales are in the clinical diagnostics industry. Healthcare reform and the growth of managed care organizations have been considerable forces in the diagnostics industry. These forces continue to place constraints on the levels of overall pricing and thus could have a material adverse effect on the profit margins of our products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our customer base. In and outside the United States, including Germany and Japan in particular, changes to government reimbursement policies could reduce the funding that healthcare service providers have to spend on diagnostic products, which could have a material adverse impact on our sales and/or profit margin.

We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.

Our products require the integration of many component systems and processes including electromechanical, information systems and biochemical reactions or assays. Each year we expend significant resources in the development of new products that incorporate these systems. For the year ended December 31, 2005, we spent approximately $142 million on research and development expenses. Notwithstanding these investments, we may be unable to successfully design or develop any or all of these components or to integrate them into viable commercial systems. We might also encounter substantial delays in getting products to market in a timely fashion. If our success in introducing such products is less than we anticipate, we may not be able to recover all of our capitalized new product development costs, and the write down of unrecoverable costs could adversely affect our operating results or financial condition.

Changes in our business strategy or plans may adversely affect our operating results and financial condition.

If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop and implement any new business strategy or plans. The expense of any such change could adversely affect our operating results and financial condition.

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

Compliance with such regulations substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to manufacture and market newly developed and existing products. In addition, government regulatory actions can result in the seizure or recall of products, denial, suspension or revocation of the authority necessary for their production and sale and other civil or criminal sanctions.

We are subject to various environmental and occupational health and safety laws and any violation of these laws could result in liability that could adversely affect us.

We are subject to worldwide federal, state and local environmental, health and safety laws and regulations and are subject to liabilities and compliance costs associated with past and current handling, processing, storing and disposing of hazardous substances and wastes. Our operations are also subject to federal, state and local occupational health and safety laws and regulations in and outside the United States. This requires us to devote significant resources to maintain compliance with applicable environmental and occupational health and safety laws and regulations and to manage environmental risks.

ITEM 2. PROPERTIES.

Our corporate offices are located in Deerfield, Illinois. Our major facilities and their primary operating functions are described in the table below:

Location	Floor Area (Sq. Ft.)	Owned/Leased	Primary Operating Functions
Deerfield, Illinois	107,000	Leased	Office
Glasgow, Delaware	459,000	Owned	Manufacturing, Research & Development, Office
	105,000	Leased	Research & Development
Sacramento, California	87,000	Leased	Manufacturing
	85,000	Owned	Research & Development
Cupertino, California	62,000	Leased	Manufacturing
Newark, Delaware	82,000	Leased	Distribution
Duluth, Georgia	15,000	Leased	Office
Atlanta, Georgia	103,000	Leased	Distribution
Brookfield, Connecticut	160,000	Leased	Manufacturing / Distribution
Schwalbach, Germany	65,000	Leased	Research & Development, Office
Duisburg, Germany	106,000	Leased	Distribution
Marburg, Germany	455,000	Owned	Manufacturing, Research & Development
Anderlecht, Belgium	37,000	Leased	Distribution
Liederbach, Germany	25,000	Leased	Office
	1,953,000

We anticipate that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. Our owned properties are well maintained. We believe that our owned and leased facilities are adequate to support our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ National Market under the ticker symbol “DADE.” As of February 14, 2006, there were 29,523 holders of record of our common stock, including Cede & Co., which holds shares on behalf of many beneficial owners. On July 28, 2005, the Board of Directors approved a two-for-one split of our common stock. On August 29, 2005, each shareholder of record at the close of business August 15, 2005, received an additional share of common stock for each outstanding share owned. All share and per share amounts have been restated to reflect the impact of the stock split.

The high and low closing sales prices quoted for our common stock for each quarter during the years ended December 31, 2005 and 2004 are presented in the table below.

	Fiscal 2005		Fiscal 2004
Quarter/Period Ended	High	Low	High	Low
December 31	$41.19	$33.61	$28.70	$25.96
September 30	38.36	32.25	28.63	21.34
June 30	34.45	29.04	23.87	21.17
March 31	31.71	27.65	22.24	17.58

Until 2005, we had never declared or paid cash dividends on our common stock. During the second quarter of 2005, the Board of Directors approved a $0.03 per common share quarterly cash dividend plan. In February 2006, the Board of Directors increased the quarterly dividend from $0.03 to $0.05 per common share. We expect to continue to pay cash dividends into the near future.

The following table provides information about purchases made by us or on behalf of our company or our affiliated purchasers during the quarter ended December 31, 2005, of shares of equity that we have registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a),(b)
October 1–31, 2005	237,957	$35.30	237,957	—
November 1–30, 2005	889,269	$39.33	889,269	—
December 1–31, 2005	528,200	$40.91	528,200	—
Total	1,655,426	$39.26	1,655,426	1,974,206

(a)           On April 27, 2005, we announced that our Board of Directors approved a stock repurchase program of up to 5 million shares, after adjusting for the August 2005 stock split.

(b)          As of December 31, 2005, the number of shares available for repurchase under the program was 1,974,206. In February 2006, the Board of Directors authorized us to purchase an incremental 5 million shares of common stock under the stock repurchase program.

ITEM 6.                SELECTED FINANCIAL DATA.

The following table presents our selected historical consolidated financial data as of and for the period ended October 1, 2002, and as of and for the year ended December 31, 2001, for the Predecessor Company (as defined below) and as of and for the period ended December 31, 2002, and for each of the years in the three-year period ended December 31, 2005, for the Successor Company (as defined below), derived from audited consolidated financial statements. The results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this report, including the information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

As discussed previously, the Debtors filed for bankruptcy protection and emerged on October 3, 2002. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002 are referred to as the “Successor Company” and are not comparable with any periods prior to October 1, 2002, which are referred to as the “Predecessor Company.” The effects of fresh-start reporting and new accounting pronouncements resulted in a new basis of accounting for the Predecessor Company on October 2, 2002. All references to the period ended October 1, 2002 (which represents the period from January 1, 2002, through October 1, 2002), and the year ended December 31, 2001, are to the Predecessor Company. All references to the period ended December 31, 2002 (which represents the period from October 2, 2002, through December 31, 2002) and the years ended 2003, 2004 and 2005 are to the Successor Company.

	Successor Company				Predecessor Company
	Year Ended December 31, 2005(5)	Year Ended December 31, 2004(4)	Year Ended December 31, 2003(3)	Period Ended December 31, 2002(2)	Period Ended October 1, 2002(1)	Year Ended December 31, 2001
Statement of Operations Data:
Net sales	$1,658.1	$1,559.8	$1,436.4	$347.1	$934.4	$1,232.4
Cost of goods sold	741.3	704.8	678.2	228.8	467.5	595.6
Gross profit	916.8	855.0	758.2	118.3	466.9	636.8
Marketing and administrative expenses	548.6	529.2	493.9	124.5	322.9	432.3
Research and development expenses	141.5	134.0	117.5	28.8	65.3	83.7
Goodwill amortization expense(8)	—	—	—	—	—	8.9
Cost reductions program expense	—	—	—	—	2.9	11.2
Restructuring expense, net	—	—	(0.9)	—	(2.8)	12.2
Income (loss) from operations	226.7	191.8	147.7	(35.0)	78.6	88.5
Balance sheet restructuring costs(6)	—	—	—	—	21.2	23.9
Reorganization items(7)	—	—	—	(2.2)	1,567.5	—
Income (loss) before income tax and cumulative effect of change in accounting principle(8)	164.7	120.4	74.3	(50.0)	1,531.2	(93.3)
Income (loss) before cumulative effect of change in accounting principle(8)	124.9	79.9	48.1	(48.6)	1,511.1	(101.7)
Cumulative effect of change in accounting principle(1)	—	—	—	—	20.0	—
Net income (loss)	124.9	79.9	48.1	(48.6)	1,531.1	(101.7)
Predecessor Company
Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle available per:
Class L common share(9)	n/a	n/a	n/a	n/a	31.22	(2.08)
Common share(9)	n/a	n/a	n/a	n/a	30.28	(2.08)
Cumulative effect of change in accounting principle per:
Class L common share(9)	n/a	n/a	n/a	n/a	.40	—
Common share(9)	n/a	n/a	n/a	n/a	.40	—
Net income (loss) available per:
Class L common share(9)	n/a	n/a	n/a	n/a	31.62	(2.08)
Common share(9)	n/a	n/a	n/a	n/a	30.68	(2.08)
Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle available per:
Class L common share(9)	n/a	n/a	n/a	n/a	31.22	(2.08)
Common share(9)	n/a	n/a	n/a	n/a	25.36	(2.08)
Cumulative effect of change in accounting principle per:
Class L common share(9)	n/a	n/a	n/a	n/a	.40	—
Common share(9)	n/a	n/a	n/a	n/a	.34	—
Net income (loss) available per:
Class L common share(9)	n/a	n/a	n/a	n/a	31.62	(2.08)
Common share(9)	n/a	n/a	n/a	n/a	25.70	(2.08)
Successor Company basic net income (loss) per share	$1.41	$0.93	$0.60	$(0.61)	n/a	n/a
Successor Company diluted net income (loss) per share	$1.36	$0.88	$0.57	$(0.61)	n/a	n/a
Balance Sheet Data:
Total assets	$1,800.6	$1,904.4	$1,971.3	$1,918.8	$1,941.5	$1,141.9
Total long-term liabilities	562.5	694.2	923.3	1,014.3	997.7	138.0
Redeemable preferred stock	n/a	n/a	n/a	n/a	—	18.7

(1)           Pretax income for the period ended October 1, 2002 (which represents the period from January 1, 2002, through October 1, 2002), includes a cumulative effect of change in accounting principle related to the following. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which, among other things, requires that upon adoption, unamortized negative goodwill be written off as a change in accounting principle. Unamortized negative goodwill at December 31, 2001, aggregated $20.0 million and was recognized as a cumulative effect of change in accounting principle on January 1, 2002.

(2)           Pretax loss for the period ended December 31, 2002 (which represents the period from October 2, 2002, through December 31, 2002), includes $57.3 million of incremental expense associated with the sale of inventory stepped-up due to the application of fresh-start reporting and $5.9 million of costs relating to management stock grants.

(3)           Pretax income for the year ended December 31, 2003, includes $10.5 million of costs relating to stock-based compensation.

(4)           Pretax income for the year ended December 31, 2004, includes $6.4 million of costs relating to stock-based compensation and $5.0 million of costs relating to the early redemption and purchases of a portion of our senior subordinated notes.

(5)           Pretax income for the year ended December 31, 2005, includes $4.7 million of costs relating to stock-based compensation and $24.0 million of costs relating to the early redemption of the $275.0 million outstanding balance of our senior subordinated notes.

(6)           We have recorded all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002, in this separate line item on our Consolidated Statement of Operations.

(7)           Reorganization items for the period ended October 1, 2002, include the gain on discharge of debt under the Plan of Reorganization ($786.3 million), and the impact of revaluing our assets and liabilities as required by fresh-start reporting ($816.6 million), offset by the two items discussed next in this note. We have recorded all incremental professional fees and other costs associated with the reorganization of our balance sheet incurred after the bankruptcy filing in this separate line item on our Consolidated Statement of Operations. Additionally, on September 6, 2002, Baxter Healthcare Corporation (“Baxter”) filed objections to our Plan of Reorganization. Baxter objected to the adequacy of the disclosure statement filed with the Bankruptcy Court and to confirmation of the Plan of Reorganization on a number of bases. On September 17, 2002, we agreed to settle all matters with Baxter for $19.0 million, such claim to be treated as a general unsecured claim under the Plan of Reorganization. This settlement is included in reorganization items for the period ended October 1, 2002. For the period ended December 31, 2002, reorganization items include only professional fees.

(8)           In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142 on January 1, 2002, goodwill and other intangible assets that have indefinite useful lives will no longer be subject to amortization, but rather be tested at least annually for impairment. As of January 1, 2002, there was no material impact caused by the initial impairment assessment requirements of SFAS No. 142. The table below depicts what our loss before extraordinary item and cumulative effect of change in accounting principle and net loss would have been for the year ended December 31, 2001, had we adjusted for the reduction in net goodwill amortization resulting from the adoption of SFAS No. 142, net of tax effects (in millions).

Year Ended December 31, 2001
Loss before extraordinary item and cumulative effect of change in accounting principle
As reported	$(101.7)
SFAS No. 142 Adjustment	4.0
Adjusted	$(97.7)
Net loss
As reported	$(101.7)
SFAS No. 142 Adjustment	4.0
Adjusted	$(97.7)

(9)           The Predecessor Company’s computation of earnings per share was based on the “two-class” method described in SFAS No. 128, “Earnings Per Share.” In computing earnings per share, (1) the current year yield on the Class L Common Stock is separately allocated to Class L shareholders (except in years the Company incurs a loss as Class L shareholders are not entitled to a return in such years) and, (2) income available to common shareholders (income less preferred stock dividends, less current year yield on Class L Common Stock) is allocated ratably between Class L Common Stock, Common Stock, and Class B Common Stock. Any Unreturned Original Cost plus Unpaid Yield are not components of the earnings per share computations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Statements contained in this report on Form 10-K and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by, or with the approval of, authorized personnel that relate to our future performance, including, without limitation, statements with respect to our anticipated financial position, results of operations and level of business for 2005 or any other future period, are forward-looking statements. Such statements, which are based on current expectations only, are subject to certain risks uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated. Statements included at the beginning of Part 1 and in Item 1A. Risk Factors describe such risks and uncertainties. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In the discussion below, we make comparisons on a “constant currency” basis, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) defined measure. We believe this measure provides for a meaningful analysis of the underlying activity since it eliminates the effect of changes in foreign currency exchange rates. When making comparisons on a constant currency basis, we have calculated the change by comparing the applicable reported current year amount to the corresponding amount from the prior year in local currency translated at the foreign currency exchange rates for the current year. “Constant currency” as defined or presented by us may not be comparable to similarly titled measures reported by other companies.

Results of Operation

We derive substantially all of our revenue from manufacturing and marketing clinical diagnostic products and services. We are organized functionally and have three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International and Global Operations. GCM-Americas and GCM-International are our sales and service organizations. For reporting purposes, GCM-Americas includes North and South America. GCM-International includes sales and service results from all other continents. The gross profit margin for the two GCM segments are not materially different. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues. Global Operations functions as a cost center. Consequently, a discussion of gross profit for each individual operating segment would not be meaningful. Generally, Global Operations does not incur a material amount of our marketing and administrative expense but is responsible for virtually all of our research and development expense. Certain expenses, such as income taxes, general corporate expenses, and financing costs are not allocated to the operating segments.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.   Net sales for the year ended December 31, 2005, totaled $1,658.1 million as compared to $1,559.8 million in the corresponding prior year period.

Sales for each segment were as follows (in millions):

	Year Ended December 31,
	2005	2004	% Change
GCM-Americas	$847.2	$781.8	8.4%
GCM-International	789.0	759.4	3.9%
Global Operations	21.9	18.6	17.7%
Total	$1,658.1	$1,559.8	6.3%

Adjusting for the favorable impact of foreign currency rate changes of $6.4 million, 2005 sales increased $91.9 million or 5.9% for the year. On a constant currency basis, sales increased $59.0 million or 7.5% in GCM-Americas and increased $29.5 million or 3.9% across GCM-International locations. On a geographic basis, constant currency sales growth was 6.9% in the U.S. and 5.0% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $64.9 million or 6.4% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $20.7 million or 7.5% increase in hemostasis product sales and a $12.5 million or 8.2% increase in microbiology sales, with the strongest growth for both product lines in GCM-Americas locations. Partially offsetting this growth is an $8.0 million or 19.4% decrease in sales of mature products/other across all segments. We define mature products as those products and services that we do not consider to be part of our core strategy and, as a result, they are expected to have relatively flat or declining sales over time.

Our worldwide installed base of instruments grew to 38,100, an increase of 8.7% during the year ended December 31, 2005. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL Max and Dimension® Xpand® Plus instruments as well as the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer (PFA). For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, we believe reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing the existing instrument base for additional tests.

Gross Profit.   Gross profit for the year ended December 31, 2005, increased $61.8 million to $916.8 million as compared to $855.0 million in the prior year. On a constant currency basis, gross profit increased $56.5 million. Gross profit margin for the year ended December 31, 2005, was 55.3% as compared to 54.8% in the corresponding prior year period. The 0.5 percentage point margin improvement is attributable to 0.1 percentage points of favorable foreign currency changes and 0.4 percentage points of favorable product mix and leveraging our manufacturing operations as volume continues to grow.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the year ended December 31, 2005, increased $19.4 million to $548.6 million, or 33.1% of sales, as compared to $529.2 million, or 33.9% of sales, in the prior year. Of the total increase, $1.3 million resulted from changes in foreign currency exchange rates. The remaining $18.1 million increase was primarily due to investments in current resources and processes to support the higher revenues and costs to build our sales and marketing infrastructure for the Dimension VistaTM System.

Research and Development Expenses.   Research and development expenses for the year ended December 31, 2005, totaled $141.5 million (8.5% of sales) and were 5.6% higher than the prior year. The increase in research and development expenses of $7.5 million over the corresponding prior year period is primarily a result of investments in new product development, such as the Dimension VistaTM System for the high-volume testing segment, and new assays for all product lines. We anticipate commercialization of the Dimension VistaTM System in the second half of 2006. As with all new products we introduce, the rollout will be controlled. Thus, we expect little to no revenue impact in 2006, with market penetration and revenue increasing over the course of 2007. Changes in foreign currency exchange rates did not have a significant impact on research and development expenses.

Income from Operations.   Income from operations for the year ended December 31, 2005, increased $34.9 million to $226.7 million compared to $191.8 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the year ended December 31, 2005, totaled $43.5 million, a $20.5 million reduction from the prior year. The decrease is primarily due to lower borrowing levels and lower costs of borrowing, partially offset by higher expense for the amortization of debt issuance costs in 2005 compared to 2004. During 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility and reduced our borrowing costs. We also redeemed our 11.91% senior subordinated notes as discussed below, which reduced our interest expense in 2005 compared to 2004. In conjunction with the repayment of the amounts outstanding under the previous term loan and revolving credit facility, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the years ended December 31, 2005 and 2004, we recorded debt issuance cost amortization expenses of $10.0 million and $6.0 million, respectively, related to the former credit facility.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the year ended December 31, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations. During the year ended December 31, 2004, we incurred losses of $5.0 million on the early redemption and purchases of a portion of our senior subordinated notes. These losses represent the difference between the carrying value of the notes and either (1) the redemption price (par plus 11.91% of the face value) for notes purchased with stock option or employee stock purchase plan proceeds, or (2) the market price for open market purchases. See “Liquidity and Capital Resources” section below for further discussion.

Income Taxes.   Income tax expense of $39.8 million, representing an effective rate of 24.2%, was recorded in the year ended December 31, 2005, as compared to $40.5 million, representing an effective tax rate of 33.6%, in the year ended December 31, 2004. The decrease in the effective tax rate is primarily due to an income tax benefit of $15.1 million recorded in the third quarter of 2005, which is mostly attributable to the reversal of valuation allowances related to pensions and net losses on derivative instruments. These items were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and our ability to utilize foreign tax credits required us to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulation in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as we reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense.

Net Income.   The net income for the year ended December 31, 2005, was $124.9 million as compared to $79.9 million in the prior year, an increase of $45.0 million or 56.3%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by losses on the redemption of our senior subordinated notes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.   Net sales for the year ended December 31, 2004, totaled $1,559.8 million as compared to $1,436.4 million in the corresponding prior year period.

Sales for each segment were as follows (in millions):

	Year Ended December 31,
	2004	2003	% Change
GCM-Americas	$781.8	$735.6	6.3%
GCM-International	759.4	684.0	11.0%
Global Operations	18.6	16.8	10.7%
Total	$1,559.8	$1,436.4	8.6%

Adjusting for the favorable impact of foreign currency rate changes of $63.3 million, 2004 sales increased $60.1 million or 4.0% for the year. On a constant currency basis, sales increased $44.6 million or 6.1% in GCM-Americas and increased $14.6 million or 2.0% across GCM-International locations. On a geographic basis, constant currency sales growth was 5.4% in the U.S. and 2.9% across all non-U.S. locations.

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

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing the existing instrument base for additional tests.

Gross Profit.   Gross profit for the year ended December 31, 2004, increased $96.8 million to $855.0 million as compared to $758.2 million in the corresponding prior year period. On a constant currency basis, gross profit increased $58.2 million. Gross profit margin for the year ended December 31, 2004, was 54.8% as compared to 52.8% in the corresponding prior year period. The 2.0 percentage point margin improvement is attributable to 0.3 percentage points of favorable foreign currency changes and 1.7 percentage points of manufacturing cost efficiencies and favorable product mix.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the year ended December 31, 2004, increased $35.3 million to $529.2 million, or 33.9% of sales, as compared to $493.9 million, or 34.4% of sales, in the prior year. Of the total increase, $21.1 million resulted from changes in foreign currency exchange rates and $4.3 million was due to incremental costs associated with our compliance efforts surrounding Section 404 of the Sarbanes-Oxley Act of 2002. These costs were partially offset by a reduction in stock-based compensation expense of $4.1 million from 2003 to 2004. The remaining $14.0 million increase was due to costs to build our sales and marketing infrastructure for the Dimension Vista™ System and investments in current resources and processes to support the higher revenues.

Research and Development Expenses.   Research and development expenses for the year ended December 31, 2004, totaled $134.0 million (8.6% of sales) and were 14.0% higher than the prior year. On a constant currency basis, research and development expenses increased $11.7 million or 9.6% over the corresponding prior year period as we make investments in new product development, such as the high volume Dimension Vista™ System and new assays for all product lines.

Income from Operations.   Income from operations for the year ended December 31, 2004, increased $44.1 million to $191.8 million compared to $147.7 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the year ended December 31, 2004, totaled $64.0 million, a $13.8 million reduction from the prior year. The decrease is primarily due to lower borrowing levels and lower costs of borrowing. Partially offsetting the decrease is an increase of $3.1 in amortization of debt issuance costs. Early repayments on our bank borrowings resulted in $2.4 million of the increase, with the remainder being primarily attributable to amortization of debt costs paid in the fourth quarter of 2003.

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

Net Income.   The net income for the year ended December 31, 2004, was $79.9 million as compared to $48.1 million in the prior year, an increase of $31.8 million or 66.1%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax expense.

Liquidity and Capital Resources

Cash Flows.   For the year ended December 31, 2005, net cash provided by operating activities was $294.0 million as compared to $249.8 million for the year ended December 31, 2004. An increase in net income was slightly offset by an increase in cash outflows from working capital changes in 2005 as compared to 2004. Changes in accounts receivable negatively impacted cash flows by $21.2 million and $8.9 million during the years ended December 31, 2005 and 2004, respectively. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivable are sold on a non-recourse basis to financial institutions at face value. The larger decrease in cash flows from accounts receivable during 2005 compared to 2004 is primarily a result of less accounts receivable factoring. On a constant currency basis, our utilization of factoring facilities decreased by $22.3 million and increased by $8.6 million during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the amount drawn on our factoring facilities was $100.3 million. During the year ended December 31, 2004, changes in inventories positively impacted cash flows by $18.9 million. However, as a result of building inventory to support the higher level of revenues, changes in inventories negatively impacted cash flows by $4.4 million during the year ended December 31, 2005. Changes in accounts payable and accrued liabilities negatively impacted cash flows by $19.1 million during 2005 as compared to $13.0 million during 2004. This unfavorable change in cash flow from 2004 to 2005 is due to timing of cash disbursements.

When selling instruments to customers, we may enter into sales-type lease transactions. In 2004, we began selling certain lease receivables to a financial institution, of which a majority of the sales occurred in the second half of the year. During the years ended December 31, 2005 and 2004, $64.4 million and $44.9 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $1.6 million and $2.5 million, respectively. The losses are included in other expense on the accompanying statement of operations. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively. At December 31, 2004, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $9.9 million and $17.4 million, respectively. We expect the amount of lease receivables we sell in 2006 to be lower than 2005 as changes in customer contract terms are causing a shift away from sales-type leases to operating leases. This shift to operating leases may result in both lower instrument revenue and decreased cash flow in the short term as revenue will be recognized and cash received over the term of the lease instead of at the inception of the lease.

We made pension plan funding payments in the U.S. of $16.4 million and $25.6 million and outside the U.S. of $2.2 million and $2.1 million during the years ended December 31, 2005 and 2004, respectively. We are currently estimating 2006 funding payments in the U.S. and outside the U.S. to be approximately $20.0 million and $1.9 million, respectively.

Net cash flow used for investing activities totaled $153.0 million and $132.1 million for the years ended December 31, 2005 and 2004, respectively, and was primarily for capital expenditures. The increase in capital expenditures was due primarily to an increase in the placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues. We expect this trend to continue in 2006.

Financing activities for the year ended December 31, 2005 used net cash of $135.3 million, versus $168.0 million for the year ended December 31, 2004. The decrease in cash used is primarily due to lower debt repayments after giving consideration to the debt refinancing activities during 2005. For the years ended December 31, 2005 and 2004, long-term debt repayments net of new borrowings were $47.3 million and $210.2 million, respectively. This decrease is partially offset by repurchases of common stock, dividend payments and fewer proceeds from the exercise of stock options in 2005 as compared to 2004. We used

$111.8 million of cash to purchase our common stock and paid $8.0 million in dividends during the year ended December 31, 2005.

Credit Facilities.   On April 27, 2005, we entered into a new five-year multi-currency revolving credit facility (“Revolving Credit Facility”) in the amount of $600 million, which expires on April 27, 2010. Based upon current third party debt ratings, the interest rate on U.S. dollar denominated borrowings under the Revolving Credit Facility is LIBOR plus 62.5 basis points or a Base Rate as defined in the agreement. However, $200 million of our borrowings under this facility has been hedged by using interest rate swap agreements. This has resulted in an effective interest rate of 4.7% on the hedged portion of our borrowings as of December 31, 2005. We paid a commitment fee of 12.5 basis points on the unused portion of the Revolving Credit Facility during 2005. As of December 31, 2005, we had letters of credit outstanding of $4.5 million, which reduced the borrowing capacity under the Revolving Credit Facility. This new facility replaced our previously existing term loan and revolving credit facility. Amounts outstanding at April 27, 2005 under the old facility of $118.3 million were repaid with proceeds from the Revolving Credit Facility. The unamortized balance of deferred financing fees associated with the old facility was written-off in April 2005. Fees for the new facility of $2.7 million were capitalized during the second quarter and are being amortized over its five-year life. Additionally, proceeds from the Revolving Credit Facility were used to redeem the $275.0 million outstanding principal balance of the 11.91% senior subordinated notes, pursuant to the make-whole redemption provision of the bond indenture. We incurred a pre-tax expense of $24 million in the second quarter of 2005 in connection with the redemption, which represented the premium paid to bondholders.

As of December 31, 2005, certain of our subsidiaries in Germany had a revolving credit facility with Dresdner Bank AG that is renewable annually (the “Dresdner Facility”). As a result of Dresdner Bank’s participation in the Revolving Credit Facility effective April 2005, the Dresdner Facility was amended. The borrowing capacity was reduced from €30 million to €10 million, which can be utilized in the form of cash, guarantees, or as credit lines for derivatives trading and settlement risks. Additionally, the Dresdner Facility is no longer secured. We are required to pay a commitment fee of 0.5% on the unused portion of the credit line related to cash or guarantees. Borrowings under the Dresdner Facility are subject to a variable interest rate of the European Overnight Indexed Average plus 1.13%. As of December 31, 2005, the interest rate was 3.55% and $0.1 million was outstanding. An additional $1.1 million was utilized for guarantee purposes, which reduced our available borrowing capacity under this facility. In addition, some of our subsidiary companies operating outside the U.S. have credit facilities available to meet their liquidity requirements. As of December 31, 2005, the borrowing capacity under these facilities totaled $45.2 million. At December 31, 2005, $0.7 million in borrowings and $14.2 million of guarantees were outstanding under these credit facilities and other borrowing arrangements.

Equity.   During the second quarter of 2005, our Board of Directors approved a $0.03 per common share quarterly cash dividend plan. Dividends of $8.0 million, representing $0.09 per share of common stock, were paid during the year ended December 31, 2005. The Board of Directors also approved a stock repurchase program of up to 5 million shares. We repurchased 3,025,794 shares of common stock under this program during the year ended December 31, 2005. On July 28, 2005, the Board of Directors approved a two-for-one split of our common stock. On August 29, 2005, each shareholder of record at the close of business August 15, 2005, received an additional share of common stock for each outstanding share owned. In February 2006, the Board of Directors increased our quarterly dividend from $0.03 to $0.05 per common share and authorized us to purchase an incremental 5 million shares of common stock under the stock repurchase program.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2005:

	Payments Due by Year (in millions)
	Total	2006	2007	2008	2009	2010	After 2010
Revolving credit facility	$390.7	$4.7	$—	$—	$—	$386.0	$—
Interest and fees on revolving credit facility	89.6	20.6	20.8	20.8	20.8	6.6	—
Non-U.S. borrowing arrangements	0.8	0.8	—	—	—	—	—
Operating leases	136.4	34.5	21.9	17.9	14.3	12.7	35.1
Capital lease obligations	11.4	5.6	3.8	1.8	0.2	—	—
Purchase obligations	80.0	33.4	30.6	10.2	5.8	—	—
Pension plan contributions	21.9	21.9	—	—	—	—	—
Total Contractual Cash Obligations	$730.8	$121.5	$77.1	$50.7	$41.1	$405.3	$35.1

Purchase obligations primarily consist of noncancelable supply agreements with vendors for the purchase of specified levels of goods or services over the respective contract periods. Estimated pension plan contributions for 2006 are based on our funding policy as discussed below in “Critical Accounting Policies.”  We have not determined projected pension contributions for years beyond 2006.

Off-Balance Sheet Arrangements

Except as noted in the table above, we have no material off-balance sheet arrangements.

Critical Accounting Policies

Critical accounting policies are those that, in management’s view, are very important to the portrayal of our financial condition and results of operations and also require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our most critical accounting policies (Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies”) relate to:

•       Revenue recognition;

•       Reserves for doubtful accounts;

•       Adjustments for write-down of inventories to net realizable value;

•       Impairment of long-lived assets;

•       Pension plan assumptions; and

•       Tax valuation allowances.

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates. See also Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

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

Adjustments for Write-down of Inventories to Net Realizable Value.   Inventories are stated at the lower of cost (based on the first-in, first-out method) or market. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We regularly review inventory quantities on hand and record a provision for deterioration, excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 18 months. Several factors may influence the realizability of our inventories, including technological change and new product development. These factors could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we will be required to recognize such costs in cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

Impairment of Long-Lived Assets.   We periodically evaluate long-lived assets other than goodwill and indefinite-lived intangibles for indicators of impairment. Management’s judgments regarding the existence of impairment indicators are based on operational performance and market conditions. Goodwill and indefinite-lived intangible assets, including our tradename, are tested for impairment annually. In assessing the recoverability of long-lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair values of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Pension Plan Assumptions.   We maintain noncontributory defined benefit pension plans covering substantially all employees in the United States and a combination of contributory and noncontributory plans in certain non-U.S. locations. Benefits under the United States plans are based on a cash balance formula. Our funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended. In an attempt to anticipate future events, several statistical and other factors are used in calculating the expense, liability and resulting funding requirements related to the plans. These factors include assumptions we make about, among other things, the discount rate, expected return on plan assets, rate of future compensation increases and withdrawal and mortality rates. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense we have recorded or may record, and our cash funding requirements. In determining pension expense for 2005, our assumption for the discount rate for the U.S. plans was 5.9%. In determining the December 31, 2005 liabilities and 2006 pension expense for the U.S. plans, the discount rate was assumed to be 5.5%. The 2005 discount rates for the non-U.S.plans ranged from 2.0% to 5.25%, and are expected to be between 2.0% and 4.25% for 2006. We generally determine the discount rate assumption by constructing a hypothetical portfolio of investments with maturities that mirror the pension obligation. For the year ended December 31, 2005, our assumptions for the expected long-term rates of return on pension plan assets were 8.5% for the U.S. plans and 3.25% for non-U.S. plans, respectively. These rates are not expected to change for 2006. The expected long-term rate of return on plan assets is reviewed at least annually, taking into account our asset allocation, historical returns on the types of assets in the trust and the current economic environment. Based on these factors, we expect the plan assets will earn an average of 8.5% per year for the U.S. plans and 3.25% per year for the non-U.S. plans over the long-term. These and other assumptions impacting pension expense could change in the future based on various factors, including, but not limited to, market conditions, asset allocations, and workforce composition. For 2005, the net periodic benefit costs for our U.S. and non-U.S. plans were approximately $13 million and $5 million, respectively. These amounts are approximately $2 million higher than 2004 for the U.S. plans and $1 million lower than 2004 for the non-U.S. plans. We expect that the 2006 costs will be approximately $1 million and $2 million higher than 2005 for the U.S. plans and non-U.S. plans, respectively. However, changes in interest rates and market gains or losses could significantly impact post-2006 pension expense and funding requirements.

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

In assessing the realizability of the deferred tax assets, we consider all currently available data, our historical U.S. GAAP and taxable earnings and losses by jurisdiction, current financial condition, forecast of future U.S. GAAP and taxable earnings and losses by jurisdiction and other relevant factors. The data considered in determining the realizability of the U.S. valuation allowance includes the tax deductions that we have received or will receive related to the stock options granted under the 2002 Management Stock Option Plan and the 2004 Incentive Compensation Plan. See Note 9, “Shareholders’ Equity and Redeemable Preferred Stock,” to our consolidated financial statements for further discussion. Under the U.S. Internal Revenue Code of 1986, as amended, a company is allowed a deduction on the date of exercise equal to the difference between the fair market value on date of exercise and the exercise price. Due to the significant increase in our share price since the issuance of certain stock options, we have a significant tax deduction for stock options. However, we expect future taxable income to be sufficient enough to offset the tax deduction on the exercise of certain stock options and to utilize net operating loss (“NOL”) carryforwards subject to the limitation under Internal Revenue Code section 382. Based on the above and other positive evidence, the company has reversed substantially all of its U.S. valuation allowances. If we are unable to generate sufficient future taxable income in a jurisdiction, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our remaining net deferred tax assets resulting in an increase in our effective tax rate and a material adverse impact on our operating results.

See “Tax Credits and Loss Carryforwards” below and Note 8, “Income Taxes,” to our consolidated financial statements for further discussions.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Subsequent to the filing of our 2004 Form 10-K, the Securities and Exchange Commission delayed the required adoption date of the revised statement until January 1, 2006. We will adopt the revised statement at that time using the modified prospective method of application. After adoption of SFAS123(R), we currently estimate that we will recognize approximately $22 to 25 million of total expense during 2006 from stock option grants made during 2005 and an estimate of grants expected to be made in 2006, and other stock-based compensation that will be provided. We have also determined that we will have a sufficient Additional Paid-In-Capital windfall pool to cover future expense.

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

Tax Credits And Loss Carryforwards

Realization of Cancellation of Indebtedness Income.   Subject to certain exceptions, a debtor generally recognizes an amount of cancellation of debt (“COD”) income upon satisfaction of its outstanding indebtedness equal to the excess of (1) the adjusted issue price of the indebtedness satisfied over (2) the sum of the issue price of any new indebtedness issued, the amount of cash paid and the fair market value of any other consideration, including stock of the debtor, given in satisfaction of the indebtedness. As discussed below, there is a bankruptcy exception to the recognition of COD income which applies to us in connection with the Plan of Reorganization.

A debtor is not required to include COD income in gross income if the debt discharge occurs in a Chapter 11 Title 11 case under the United States Bankruptcy Code. However, under the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), the debtor must, as of the first day of the next taxable year, reduce its tax attributes (in general, first its NOL carryovers and then tax credits and capital loss carryovers and then the tax basis of its assets) by the amount of COD income excluded from gross income by this exception. As an exception to the order of tax attribute reduction described above, a taxpayer can elect to reduce its tax basis in its depreciable assets first, then its NOL carryovers and then its tax credits and capital loss carryovers.

Since the COD income was realized in a Chapter 11 Title 11 case, we are not required to include the COD income in taxable income, but are required to reduce our U.S. NOL carryovers by the amount of the COD income. Our U.S. NOL carryover as of December 31, 2005 was $509.9 million after the amount of COD income realized as a result of the Plan of Reorganization.

Section 382 Limitation on NOL Carryovers and Other Tax Attributes.   As a result of the consummation of the Plan of Reorganization, we underwent an “ownership change” within the meaning of section 382 of the Tax Code. As a consequence, after the Plan of Reorganization, we are subject to limitation on the use of any U.S. NOL carryover incurred prior to the ownership change. Under special provisions of section 382 of the Tax Code applicable to companies in bankruptcy, the limitation is equal to the product of (1) the lesser of (x) the value of the equity of the reorganized debtors immediately after the ownership change and (y) the value of the consolidated gross assets immediately before such change, with certain adjustments and (2) the “long-term tax-exempt rate” in effect for the month of the effective date of the Plan of Reorganization as published in the Internal Revenue Bulletin of the United States Treasury Department. We elected not to apply the general U.S. NOL limitation applicable to companies in bankruptcy since application of that rule would result in less favorable treatment than that described above.

If a corporation that undergoes an ownership change has a “net unrealized built-in loss,” subject to certain limitations, any “recognized built-in loss” during the five-year period beginning with the date of the ownership change, referred to as the “recognition period,” is generally treated as a pre-change loss and is subject to the section 382 limitation described above. If the corporation has a “net unrealized built-in gain,” subject to certain limitations, the section 382 limitation for any taxable year within the recognition period will be increased by the “recognized built-in gain” for such taxable year. A net unrealized built-in gain or net unrealized built-in loss exists to the extent the fair market value of the corporation’s assets is more or less, respectively, than the aggregate adjusted tax basis of its assets immediately before the ownership change, provided the resulting net unrealized built-in gain or net unrealized built-in loss is greater than the lesser of (1) 15% of the fair market value of the corporation’s assets and (2) $10 million. Under current U.S. Internal Revenue Service administrative policy, the amount of the COD income recognized upon an ownership change is treated as an item of income attributable to the pre-change period under section 382(h)(6) of the Tax Code and such COD income is added to the gross fair market value of the corporation’s assets in determining whether the loss corporation has a net unrealized built-in loss.

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

Alternative Minimum Tax.   A corporation must pay an alternative minimum tax (“AMT”) equal to 20% of its alternative minimum taxable income (“AMTI”), reduced by certain credits allowable for AMT purposes, to the extent that the AMT exceeds the tax of the corporation calculated at the normal progressive income tax rates. In calculating the AMTI, a corporation’s income and losses are subject to various adjustments. For example, in computing AMTI, a corporation’s NOLs are adjusted for the adjustments and preferences under the AMT sections of the Tax Code and such resulting NOLs can be utilized to offset only 90% of the corporation’s AMTI. However, COD income that is excluded from taxable income under the rules discussed above under “Realization of Cancellation of Indebtedness Income” similarly is excluded from AMTI. As a result of limitations on the use of our NOLs and the reduced annual amount of depreciation used in calculating AMTI, it is possible that we may be required to pay AMT even though we may not otherwise be required to pay regular federal income tax.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in interest rates and foreign currency exchange rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. The qualitative and quantitative information presented below summarizes our market risks associated with debt obligations and other significant financial instruments outstanding at December 31, 2005. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 2, 7 and 10 to our consolidated financial statements. No material changes in our market risk have occurred since December 31, 2005.

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

At December 31, 2005, $200 million of our revolving credit facility was hedged using interest rate swap agreements, which resulted in an average effective borrowing rate of 4.7%. A sensitivity analysis to measure the potential impact that a change in interest rates would have on our net income indicates that a 10% adverse change in interest rates would increase our annual interest expense by approximately $1.0 million based on December 31, 2005 debt positions.

The table below provides information as of December 31, 2005 about our financial instruments that are sensitive to changes in interest rates, including our interest rate swap agreements and long-term debt obligations. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate swap agreements, the table presents the notional amounts and weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term Debt

Variable Rate	$—	$—	$—	$—	$386.0	$—	$386.0	$386.0
Average interest rate	—	—	—	—	5.9%	—
Interest Rate Swaps
Variable to fixed	$—	$—	$—	$—	$200.0	$—	$200.0	$5.1
Average pay rate	—	—	—	—	4.7%	—
Average receive rate	—	—	—	—	5.6%	—

Foreign Currency Risk.   We use foreign currency forward contracts primarily to hedge foreign currency transactional exposures. At December 31, 2005, we had foreign currency forward contracts with an aggregated notional amount of $103.8 million. At December 31, 2005, the fair value of outstanding forward foreign currency exchange contracts was an asset of $3.2 million. Gains and losses on forward contracts resulting from revaluations are recorded to foreign exchange gain (loss) and substantially offset the gains and losses on the hedged items in current earnings.

To manage the foreign currency risk on our foreign currency sales outside the United States, in 2005 we purchased average rate put options for various currencies with characteristics similar to those of our underlying exposure to manage this foreign currency exposure. The terminal value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income until earnings are affected by the cash flows being hedged. At December 31, 2005, we held average rate put options with aggregated notional amounts of approximately $148.7 million. At December 31, 2005, the fair value of outstanding foreign currency option contracts aggregated a $4.4 million asset.

We do not engage in trading or other speculative use of financial instruments. Derivative losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the company’s net income indicates that a 10% adverse change in currency exchange rates would lead to gains/losses of approximately $10.4 million on foreign currency forward contracts outstanding at December 31, 2005. Such gains/losses would be substantially offset by losses/gains from the revaluation or settlement of the underlying positions hedged.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements in Part IV, Item 15(a)(i) of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls will prevent all error and all fraud. Although our disclosure controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that we record transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that we make our receipts and expenditures only in accordance with authorization from management and our board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of the Chief Executive Officer and Chief Financial Officer, management evaluated our internal control over financial reporting as of December 31, 2005 based on the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 of this document.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required hereunder concerning our directors will appear under the headings “ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE AND RELATED MATTERS” in our Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required hereunder concerning executive officers can be found in Part I of Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of Dade Behring Holdings, Inc.”

Code of Ethics

We have adopted the Dade Behring Holdings, Inc. Standards for Business Conduct which applies to directors, employees and executive officers including our Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. We have has posted a copy of the Dade Behring Holdings, Inc. Standards for Business Conduct on the Investor Relations section of our website at www.dadebehring.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Dade Behring Holdings, Inc. Standards for Business Conduct for the benefit of any director or executive officer by posting such information on its website at www.dadebehring.com.

The information required hereunder concerning compliance with Section 16(a) of the Securities and Exchange Act will appear under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required hereunder will appear under the headings “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION AND OTHER INFORMATION” in our Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The additional information required hereunder will appear under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in our Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information about our outstanding stock options and shares of common stock reserved for future issuance under our existing equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to Be Issued upon Exercise Of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c) (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by shareholders	3,965,136	(1)	$31.94	3,791,855	(2)
Equity compensation plans not approved by shareholders(3)(4)	4,243,806		$8.12	81,130
Total	8,208,942		$19.57	3,872,985

(1)          Includes 9,045 restricted stock units granted on October 3, 2005, to nonemployee directors with greater than three years of service as a director and 25,917 common stock units under the Dade Behring Nonemployee Directors Deferred Stock Compensation Plan. Restricted stock units and common stock units do not have an exercise price and do not affect the value presented in column (b) above. Note 2 below describes the formula for determining stock option and restricted stock unit grants for nonemployee directors and the applicable vesting schedule.

(2)          Includes 832,197 shares under the Dade Behring Employee Stock Purchase Plan and 174,083 shares under the Dade Behring Nonemployee Directors’ Deferred Stock Compensation Plan, which were approved by our shareholders on May 28, 2003, and includes 2,785,575 shares available under the Dade Behring 2004 Incentive Compensation Plan, which was approved by our shareholders on May 26, 2004. The exercise price for options granted under the Dade Behring 2004 Incentive Compensation Plan is equal to the market price of our common stock at the time we grant the stock option. Each person upon first being appointed or elected a nonemployee director will receive stock options with a value equal to $250,000 on the grant date. The stock options are granted under the 2004 Incentive Compensation Plan and vest on the first, second and third anniversaries of the grant date. Nonemployee directors also become eligible for a restricted stock unit award equal to the value of $65,000 on the October 3rd following the completion of three years of service and each October 3rd thereafter. The number of such restricted stock units awarded is determined annually by dividing $65,000 by the fair market value of the Company’s common stock on each October 3rd. The restricted stock units are granted under the 2004 Incentive Compensation Plan and vest on the first, second and third anniversaries of the grant date.

(3)          Includes 4,009,806 shares subject to outstanding options as of December 31, 2005, issuable pursuant to the Dade Behring 2002 Management Stock Option Plan and the Dade Behring 2002 Chief Executive Officer Equity Plan. Such options were described in the disclosure statement provided in connection with the plan of reorganization and were part of the plan of reorganization approved by all voting classes of creditors and by the bankruptcy court, effective October 3, 2002.

The 2002 Management Stock Option Plan and 2002 Chief Executive Officer Equity Plan provide for the issuance of up to 14,117,648 stock options. On October 3, 2002, 10,188,600 stock options were granted under these plans. Additional grants of 45,200 stock options were made during the remainder of 2002. The terms for options granted in 2002 under both plans are substantially the same. Forty percent of such stock options vested on January 1, 2003, with an additional 20% vesting and exercisable at the end of each of the first, second and third anniversaries of the grant date. The strike price for the 2002 options was $7.36. On February 28, 2003, 314,800 stock options were granted under the 2002 Management Stock Option Plan. The strike price was $8.39. On October 3, 2003, 3,345,784 stock options were granted under the plans. The strike price was $9.20. Forty percent of the options awarded during 2003 vested and were exercisable on the respective grant dates, with an additional 20% vesting and becoming exercisable at the end of each of the first, second and third anniversaries of the grant dates. The remaining options granted under the 2002 Management Stock Option Plan have the same vesting schedule and the plan formula $9.20 exercise price. All option awards issued to executive officers are determined by the Compensation Committee and option awards issued to all other participants are determined by the Chief Executive Officer. Accelerated vesting occurs upon a change of control (as defined in the 2002 Management Stock Option Plan or 2002 Chief Executive Officer Equity Plan, as applicable) or termination without cause. In addition, under the 2002 Chief Executive Officer Equity Plan, acceleration of vesting to the next vesting tranche occurs if the Chief Executive Officer’s employment is terminated for good reason or due to the Chief Executive Officer’s death or disability and upon such death or disability, the period for exercise is extended to 12 months. Vested and exercisable options generally expire on the earlier of (1) the tenth anniversary of the date of grant, (2) the six-month anniversary of the employee’s termination date if such termination was the result of death or disability, (3) the 90th day following an employee’s termination date if such termination was the result of anything other than death, disability or termination for cause, or (4) immediately upon termination for cause. Upon a change in control as defined in the option plans, the options can be converted, cashed out or otherwise dealt with in accordance with the option plans.

(4)          Includes 234,000 shares subject to outstanding options as of December 31, 2005, issuable pursuant to the Dade Behring 2002 Director Stock Option Plan. Under this plan, options to purchase 50,000 shares of common stock with an exercise price of $7.36 per share were granted to each of six nonemployee Directors in October 2002. These grants were made to attract and retain qualified persons who are not employees of Dade Behring for service as members of the Board of Directors by providing such members with an interest in the success and progress of our company. The options vest and become exercisable in three installments on the first, second and third anniversaries of October 3, 2002. Vested and exercisable options expire on the earliest of (1) October 24, 2012, (2) the six month anniversary of a director’s termination date, if such termination was the result of death or disability or (3) the 90th day following a director’s termination date, if such termination was the result of anything other than death or disability. The aforementioned grants represent all of the shares issuable under the Dade Behring 2002 Director Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Dade Behring has no relationships or related transactions to report pursuant to Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required hereunder will appear under the subsection titled “Independent Registered Public Accounting Firm Fees” under the caption “AUDIT COMMITTEE INFORMATION” in our Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS.

(a)          The following documents are filed as part of this report.

(i)             Financial Statements—See “Index to Financial Statements” on page F-1 hereof.

(ii)         Exhibits—See “Exhibit Index” on page X-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
By:	/s/ JOHN M. DUFFEY
John M. Duffey Chief Financial Officer

March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES W.P. REID-ANDERSON	Chairman, President and Chief
James W.P. Reid-Anderson	Executive Officer, Director	March 8, 2006
(Principal Executive Officer)
/s/ JOHN M. DUFFEY	Chief Financial Officer (Principal
John M. Duffey	Financial and Accounting Officer)	March 8, 2006
/s/ N. LEIGH ANDERSON	Director	March 8, 2006
N. Leigh Anderson
/s/ JAMES G. ANDRESS	Director	March 8, 2006
James G. Andress
/s/ JEFFREY D. BENJAMIN	Director	March 8, 2006
Jeffrey D. Benjamin
/s/ ALAN S. COOPER	Director	March 8, 2006
Alan S. Cooper
/s/ BEVERLY A. HUSS	Director	March 8, 2006
Beverly A. Huss
/s/ RICHARD W. ROEDEL	Director	March 8, 2006
Richard W. Roedel
/s/ SAMUEL K. SKINNER	Director	March 8, 2006
Samuel K. Skinner

Dade Behring Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc:

We have completed integrated audits of Dade Behring Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dade Behring Holdings, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 7, 2006

Dade Behring Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
	(Dollars in millions, except per share-related data)
Assets
Current assets:
Cash and cash equivalents	$34.6	$30.0
Accounts receivable, net	315.7	318.1
Inventories	165.0	168.8
Prepaid expenses and other current assets	24.5	15.4
Deferred income taxes	54.2	7.5
Total current assets	594.0	539.8
Property, plant and equipment, net	429.5	446.3
Deferred income taxes	199.3	16.0
Identifiable intangible assets, net	356.9	396.8
Goodwill	187.8	466.0
Other assets	33.1	39.5
Total assets	$1,800.6	$1,904.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$5.5	$8.6
Accounts payable	75.4	81.5
Accrued liabilities	248.8	274.9
Total current liabilities	329.7	365.0
Long-term debt	386.0	433.6
Deferred income taxes	16.6	102.1
Other liabilities	159.9	158.5
Total liabilities	892.2	1,059.2
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common Stock: $0.01 par value; 150,000,000 and 130,000,000 shares authorized at December 31, 2005 and 2004, respectively, 88,029,061 and 87,388,998 shares issued and outstanding at December 31, 2005 and 2004, respectively	0.9	0.9
Additional paid-in capital	708.8	732.5
Unearned stock-based compensation	(3.6)	(8.1)
Retained earnings	196.3	79.4
Accumulated other comprehensive income	6.0	40.5
Total shareholders’ equity	908.4	845.2
Total liabilities and shareholders’ equity	$1,800.6	$1,904.4

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(Dollars in millions, except per share data)
Net sales	$1,658.1	$1,559.8	$1,436.4
Cost of goods sold	741.3	704.8	678.2
Gross profit	916.8	855.0	758.2
Operating costs and expenses:
Marketing and administrative expenses	548.6	529.2	493.9
Research and development expenses	141.5	134.0	117.5
Restructuring expense, net	—	—	(0.9)
Income from operations	226.7	191.8	147.7
Other (expense) income:
Interest expense	(43.5)	(64.0)	(77.8)
Interest income	4.3	2.4	3.1
Foreign exchange gain (loss)	1.3	(2.5)	0.8
Loss on redemption/purchase of senior subordinated notes	(24.0)	(5.0)	—
Other	(0.1)	(2.3)	0.5
Income before income tax expense	164.7	120.4	74.3
Income tax expense	39.8	40.5	26.2
Net income	124.9	79.9	48.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(32.4)	21.3	36.0
Additional minimum pension liability adjustment	(16.2)	(4.4)	(8.9)
Net gain (loss) on derivative instruments and marketable securities	13.0	2.6	(2.9)
Income tax effects related to items of comprehensive income (loss)	(1.1)	(0.1)	(3.5)
Other comprehensive income (loss), net of income tax	(34.5)	19.6	27.7
Comprehensive income	$90.4	$99.5	$75.8
Basic net income per common share:	$1.41	$0.93	$0.60
Diluted net income per common share:	$1.36	$0.88	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in millions, except share-related data)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Stock-Based	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2002	79,858,958	$0.8	$642.7	$—	$(48.6)	$(6.8)	$588.1
Net income					48.1		48.1
Issuance of stock—management grant	141,176		1.3				1.3
Issuance of stock—employee share purchase program	290,666		2.8				2.8
Issuance of stock options			19.8	(19.8)
Exercise of stock options	2,532,212		19.1				19.1
Amortization of unearned stock-based compensation				9.2			9.2
Net loss on derivative instruments, net of income taxes						(2.9)	(2.9)
Minimum pension liability adjustment, net of income taxes						(8.9)	(8.9)
Cumulative translation adjustment, net of income taxes						39.5	39.5
Balance at December 31, 2003	82,823,012	0.8	685.7	(10.6)	(0.5)	20.9	696.3
Net income					79.9		79.9
Issuance of stock—employee share purchase program	528,736		8.6				8.6
Issuance of stock options			3.9	(3.9)			—
Exercise of stock options	4,037,250	0.1	30.8				30.9
Income tax benefit from stock transactions			3.5				3.5
Amortization of unearned stock-based compensation				6.4			6.4
Net gain on derivative instruments, net of income taxes						2.6	2.6
Minimum pension liability adjustment, net of income taxes						(4.3)	(4.3)
Cumulative translation adjustment, net of income taxes						21.3	21.3
Balance at December 31, 2004	87,388,998	0.9	732.5	(8.1)	79.4	40.5	845.2
Net income					124.9		124.9
Dividends paid ($.09 per common share)					(8.0)		(8.0)
Repurchase of common stock	(3,025,794)		(115.0)				(115.0)
Issuance of stock—employee share purchase program	348,401		8.8				8.8
Exercise of stock options	3,317,456		28.0				28.0
Cancellation of stock options			(0.1)	0.1			—
Nonemployee directors’ compensation plans			0.5	(0.3)			0.2
Income tax benefit of equity items			54.1				54.1
Amortization of unearned stock-based compensation				4.7			4.7
Net gain on derivative instruments, net of income taxes						7.8	7.8
Minimum pension liability adjustment, net of income taxes						(9.9)	(9.9)
Cumulative translation adjustment, net of income taxes						(32.4)	(32.4)
Balance at December 31, 2005	88,029,061	$0.9	$708.8	$(3.6)	$196.3	$6.0	$908.4

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(Dollars in millions)
Operating Activities:
Net income	$124.9	$79.9	$48.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	163.0	152.8	136.7
Net loss on disposal of fixed assets	3.6	4.5	3.2
Stock-based compensation expense	4.7	6.4	10.5
Provisions for restructuring reserve, net	—	—	(0.9)
Payments from restructuring reserves	—	(0.4)	(3.7)
Deferred income taxes	23.2	27.8	16.3
Changes in balance sheet items:
Accounts receivable, net	(171.1)	(176.3)	(155.2)
Sale of trade receivables	149.9	167.4	181.1
Inventories	(4.4)	18.9	13.1
Prepaid expenses and other current assets	1.5	2.9	1.8
Accounts payable	(1.5)	(10.8)	5.7
Accrued liabilities	(17.6)	(2.2)	11.9
Lease receivables	(61.1)	(45.7)	(1.0)
Sale of lease receivables	64.4	44.9	—
Other, net	14.5	(20.3)	(11.8)
Net cash flow provided by operating activities	294.0	249.8	255.8
Investing Activities:
Capital expenditures	(149.0)	(131.8)	(112.6)
Proceeds from sale of assets	—	—	1.2
Decrease in restricted cash	—	—	7.9
Investment in licensing agreements	(4.0)	(0.3)	(1.4)
Net cash flow utilized for investing activities	(153.0)	(132.1)	(104.9)
Financing Activities:
Net borrowings (repayments) related to short-term debt	(2.3)	3.0	(1.4)
Repayments of borrowings under former bank credit agreement	(158.3)	(169.9)	(125.4)
Redemption / purchase of senior subordinated notes	(275.0)	(40.3)	—
Borrowings under new revolving credit facility	701.7	—	—
Repayments of borrowings under new revolving credit facility	(315.7)	—	—
Payment of debt issuance costs	(2.7)	(0.3)	(4.5)
Proceeds from exercise of stock options	28.0	30.9	19.1
Proceeds from employee stock purchase plan	8.8	8.6	2.8
Repurchases of common stock	(111.8)	—	—
Dividends paid	(8.0)	—	—
Net cash flow utilized for financing activities	(135.3)	(168.0)	(109.4)
Effect of foreign exchange rates on cash	(1.1)	0.8	2.5
Net increase (decrease) in cash and cash equivalents	4.6	(49.5)	44.0
Cash and Cash Equivalents:
Beginning of Period	30.0	79.5	35.5
End of Period	$34.6	$30.0	$79.5
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$41.9	$59.1	$73.7
Cash paid during the period for income taxes	23.3	12.3	10.1

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Notes To Consolidated Financial Statements

1.   Organization and Business

Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994 and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”) (collectively, the “Company”). The Company develops, manufactures and markets clinical diagnostic instruments, reagents, consumable supplies and services worldwide.

2.   Summary of Significant Accounting Policies

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

Revenue Recognition

The Company manufactures and markets a broad offering of clinical diagnostic products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. Revenue related to the sale of instruments, reagents and consumables represents the vast majority of the Company’s sales. The Company recognizes revenue from the sale of instruments, reagents and consumables upon delivery. Revenue for maintenance services is recognized as the services are provided. The Company believes service revenue represents approximately 12 to 14% of total reported revenue for the years 2003 to 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. The Company had no cash equivalents invested in short-term money market investments at December 31, 2005 and 2004, respectively.

Accounts Receivable

Accounts receivable are net of bad debt reserves of $16.4 million and $16.3 million at December 31, 2005 and 2004, respectively. Accounts receivable are unsecured. The Company factors certain trade receivables at face value to third-party financial institutions. These transactions are recorded as asset sales when control has been surrendered. In certain instances, the Company pays interest to the financial institutions at variable rates until amounts sold are collected.

Below is a summary of the activity in the allowance for bad debts reserve:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended December 31, 2003	$2.9	3.9	2.7	(1)	(0.8)	$8.7
Year ended December 31, 2004	$8.7	11.4	1.2	(1)	(5.0)	$16.3
Year ended December 31, 2005	$16.3	8.7	(1.7	)(1)	(6.9)	$16.4

(1)          Impact of foreign currency translation.

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

Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. In 2004, the Company began selling certain lease receivables to a financial institution, of which a majority of the sales occurred in the second half of the year. During the years ended December 31, 2005 and 2004, $64.4 million and $44.9 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $1.6 million and $2.5 million, respectively. The losses are included in other expense on the accompanying statement of operations. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively. At December 31, 2004, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $9.9 million and $17.4 million, respectively.

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

Goodwill

Goodwill has an indefinite life. It is tested for impairment at the reporting unit level at least annually and if events or changes in circumstances occur that would reduce the fair value of a reporting unit below its carrying value.

Goodwill at December 31, 2005 aggregated $187.8 million, and was allocated as follows: $141.1 million to Global Operations and $46.7 million to Global Customer Management-Americas. Goodwill at December 31, 2004 aggregated $466.0 million, and was allocated as follows: $350.1 million to Global Operations and $115.9 million to Global Customer Management-Americas.

As a result of the Company’s emergence from Chapter 11 bankruptcy and the application of fresh-start reporting in October 2002, the reorganization value in excess of amounts allocated to identifiable assets was recorded as goodwill. Reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied are first credited to goodwill. Likewise, revisions to the tax bases of assets and liabilities as of the date fresh-start reporting was applied results in changes to goodwill. Accordingly, $304.0 million and $30.7 million of decreases to certain deferred tax asset valuation allowances and revisions to tax bases during the years ended December 31, 2005 and 2004, respectively, resulted in corresponding reductions to goodwill. The decreases in valuation allowances are due to the profitability of the Company in certain jurisdictions and the reversal of substantially all of the U.S. valuation allowances. See Note 8 for more information regarding reductions in valuation allowances that occurred during 2005. Prior to the reversal of the U.S. valuation allowances, goodwill was reduced by the tax benefit of the stock option deduction rather than being recognized in shareholders’ equity. Upon reversal of the U.S. valuation allowances, $25.0 million of tax benefits that had reduced goodwill in prior years were allocated to shareholders’ equity. The total reduction in goodwill of $278.2 million in 2005 was allocated by segment as follows: $209.0 million to Global Operations and $69.2 million to Global Customer Management-Americas. The total reduction in goodwill of $48.6 million in 2004 was allocated by segment as follows: $36.5 million to Global Operations and $12.1 million to Global Customer Management-Americas.

Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for the Company’s tradename, which is not subject to amortization since it has an indefinite life.

Identifiable intangible assets consist of the following at (in millions):

		December 31, 2005			December 31, 2004
	Lives (Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	127.2	$(42.7)	84.5	134.6	$(31.1)	103.5
Developed technology	6 to 10	136.0	(61.0)	75.0	145.0	(45.5)	99.5
Internally developed software	5 to 10	69.5	(21.2)	48.3	59.1	(14.2)	44.9
Patents	9 to 11	20.8	(6.7)	14.1	18.9	(5.0)	13.9
		$488.5	$(131.6)	$356.9	$492.6	$(95.8)	$396.8

Amortization expense totaled $43.8 million, $42.8 million and $38.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amount of amortization expense for the identifiable intangible assets for each full year from 2006 through 2010 is as follows: $42.0 million, $40.9 million, $36.7 million, $26.0 million and $17.4 million, respectively.

Debt Issuance Costs

Debt issuance costs are being amortized over the applicable terms of the agreements. On April 27, 2005, the Company entered into a new $600 million, multi-currency five-year revolving credit facility. This new facility replaced the Company’s previously existing term loan and revolving credit facility. The unamortized balance of deferred financing fees associated with the old facility of $8.1 million was written-off and recorded as interest expense in April 2005. Fees for the new facility of $2.7 million were capitalized and are being amortized as interest expense over the five-year term of the facility. As of December 31, 2005 and 2004, debt issuance costs totaled $2.3 million and $9.9 million, respectively, which is net of accumulated amortization of $0.4 million and $9.5 million, respectively.

Shipping and Handling Costs

Gross shipping, handling and other warehousing costs of $77.5 million, $74.0 million, and $68.8 million, for the years ended December 31, 2005, 2004 and 2003, respectively, are reported as marketing and administrative expenses.

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

Foreign Currency Translation

The Company has determined that the local currencies of its non-U.S. operations are their functional currencies except in circumstances where a country is considered to be highly-inflationary. In these situations, the U.S. dollar is considered the functional currency. Assets and liabilities of the non-U.S. subsidiaries are translated at the year-end exchange rates. Equity accounts are translated at historical rates. Revenues and expenses are translated at average rates of exchange in effect during the year. These translations result in a cumulative translation adjustment being recorded on the consolidated balance sheet. Transaction gains and losses are recorded on the statement of operations.

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

Earnings Per Share

The computation of basic and diluted earnings per share is set forth in the following table (in millions, except for share data).

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income	$124.9	$79.9	$48.1
Weighted average outstanding common shares
Basic	88,510,039	85,636,484	80,588,128
Effect of dilutive securities (primarily stock options)	3,430,016	5,329,104	3,158,096
Diluted	91,940,055	90,965,588	83,746,224
Basic net income per share	$1.41	$0.93	$0.60
Diluted net income per share	$1.36	$0.88	$0.57

The effect of approximately 2.0 million and 1.0 million of outstanding stock options were not included in the calculations for the years ended December 31, 2005 and 2004, respectively, because to do so would have been anti-dilutive.

Concentration of Credit Risk

Substantially all of the Company’s customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 2005 and 2004,

approximately 66% and 69%, respectively, of the Company’s total accounts receivable were geographically concentrated outside of the United States. Of the total non-U.S. accounts receivable, approximately half are comprised of receivables from Greece, Italy, Japan and Spain as of December 31, 2005 and 2004, respectively. Generally, these four countries individually comprise between 10% and 15% of the total non-U.S. accounts receivable balance. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, the use of a fair value method for recording compensation expense for stock-based compensation plans. The Company elected to continue to account for its stock-based compensation plans through the year ended December 31, 2005 using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under the intrinsic value method, compensation cost for stock options is based on the excess, if any, of the fair value of the stock at the date of grant over the amount the employee must pay to acquire the stock (see Note 9, “Shareholders’ Equity”).

Stock options issued are exercisable over time.

The fair value of stock options was estimated using either a lattice-based or the Black-Scholes option pricing models, based on the assumptions identified below.

	2005	2004	2003
Expected life (years)	5	5	5
Average interest rate	4.2%	3.3%	3.1%
Dividend yield	0.3%	0.0%	0.0%
Volatility	30%	30%	25%

The following table illustrates the effect on net income and income per share as if the fair value based method has been applied to all outstanding and unvested awards in each period (in millions, except for share data).

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income as reported	$124.9	$79.9	$48.1
Add: Total stock-based employee compensation expense included in reported net income net of related tax effects	3.1	4.2	6.4
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(12.1)	(10.7)	(12.7)
Pro forma net income	$115.9	$73.4	$41.8
Income per share:
Basic as reported	$1.41	$0.93	$0.60
Basic pro forma	$1.31	$0.86	$0.52
Diluted as reported	$1.36	$0.88	$0.57
Diluted pro forma	$1.26	$0.81	$0.50

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle as well as changes required by accounting pronouncements that do not contain specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will only impact the Company’s consolidated financial statements if the Company implements accounting changes in the future.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Subsequent to the Company’s filing of its 2004 Form 10-K, the Securities and Exchange Commission delayed the required adoption date of the revised statement until January 1, 2006. The Company will adopt the revised statement at that time using the modified prospective method of application. After adoption of SFAS123(R), the Company currently estimates that it will recognize approximately $22 to 25 million of total expense during 2006 from stock option grants made during 2005 and an estimate of grants expected to be made in 2006, and other stock-based compensation that will be provided. The Company has also determined that it will have a sufficient Additional Paid-In-Capital windfall pool to cover future expense.

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

Reclassifications and Stock Split

Certain reclassifications have been made to prior period balances to conform to the current year presentation. Furthermore, all share and per share amounts have been restated to reflect the impact of the two-for-one stock split in August 2005.

3.                 Inventories

Inventories consist of the following at (in millions):

	December 31,
	2005	2004
Raw materials	$27.3	$23.0
Work-in-process	33.0	37.9
Finished products	104.7	107.9
Total inventories	$165.0	$168.8

4.                 Property, Plant and Equipment

Property, plant and equipment consist of the following at (in millions):

	December 31,
	2005	2004
Land	$24.6	$25.0
Buildings and leasehold improvements	125.5	134.3
Machinery and equipment	151.9	142.9
Equipment placed with customers	307.0	284.8
Internal-use software	51.2	48.3
Construction in progress	33.4	25.7
Total property, plant and equipment, at cost	693.6	661.0
Accumulated depreciation and amortization	(264.1)	(214.7)
Net property, plant and equipment	$429.5	$446.3

Equipment placed with customers includes instruments provided in exchange for contractual commitments for ongoing reagent purchases. The net book value of this equipment was $170.7 million and $169.7 million at December 31, 2005 and 2004, respectively. The Company has entered into capital leases for equipment placed with customers amounting to $10.7 million (net of accumulated depreciation of $14.4 million) and $18.7 million (net of accumulated depreciation of $13.8 million) at December 31, 2005 and 2004, respectively.

Depreciation expense totaled $109.0 million, $104.0 million, and $95.3 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

5.                 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consist of the following at (in millions):

	December 31,
	2005	2004
Net gain (loss) on derivative instruments, net of tax expense of $5.2 million and nil, respectively	$3.0	$(4.8)
Additional minimum pension liability, net of tax benefit of $6.4 million and $0.1 million, respectively	(31.8)	(21.9)
Foreign currency translation adjustments, net of tax expense of nil and $6.2 million, respectively	34.8	67.2
Accumulated other comprehensive income	$6.0	$40.5

Tax benefits have not been provided on components of other comprehensive income in countries where tax valuation allowances exist. Tax expense has not been provided on foreign currency translation adjustments for countries where earnings have been deemed permanently reinvested.

6.                 Accrued Liabilities

Accrued liabilities consist of the following at (in millions):

	December 31,
	2005	2004
Employee compensation, withholdings and other payroll taxes	$105.7	$110.1
Property, sales and use and other taxes	37.4	43.2
Deferred service contract revenue	16.6	11.6
Interest payable	3.6	12.8
Other	85.5	97.2
	$248.8	$274.9

7.                 Debt

Debt consists of the following at (in millions):

	December 31,
	2005	2004
Revolving Credit Facility	$390.7	$—
Credit Facility:
Term Loan A-3	—	7.8
Term Loan B	—	150.8
11.91% Senior Subordinated Notes	—	275.0
Borrowings under lines of credit and other arrangements	0.8	8.6
	$391.5	$442.2

Revolving Credit Facility

On April 27, 2005, the Company entered into a new five-year multi-currency revolving credit facility (“Revolving Credit Facility”) in the amount of $600 million, which expires on April 27, 2010. The Revolving Credit Facility replaced the Company’s previously existing term loan and revolving credit facility discussed below.

The applicable margins and fees under the Revolving Credit Facility are determined using the debt ratings issued by third party rating agencies. Based upon current third party debt ratings, the interest rate on U.S. dollar denominated borrowings under the Revolving Credit Facility is LIBOR plus 62.5 basis points or a Base Rate as defined in the agreement. The weighted-average interest rate on outstanding borrowings was 5.2% at December 31, 2005. However, $200 million of the Company’s borrowings under this facility has been hedged by using interest rate swap agreements. This has resulted in an effective interest rate of 4.7% through April 27, 2010 on the hedged portion of the Company’s borrowings as of December 31, 2005. The Company paid a commitment fee of 12.5 basis points on the unused portion of the Revolving Credit Facility during 2005. As of December 31, 2005, the Company had letters of credit outstanding of $4.5 million, which reduced the borrowing capacity under the Revolving Credit Facility. Outstanding borrowings were $390.7 million as of December 31, 2005.

The borrowings under the Revolving Credit Facility are unconditionally guaranteed by Dade Behring Holdings, Inc. and certain domestic subsidiaries of Dade Behring Inc. The borrower’s and guarantors’ obligations are currently unsecured based upon third party debt ratings. The Revolving Credit Facility also contains restrictive financial covenants requiring the Company to maintain certain leverage and interest coverage ratios.

Credit Facility

During 2004 and a portion of 2005, the Company had a senior secured credit agreement (the “Credit Facility”), which consisted of term loan and revolving credit facilities. On April 27, 2005, the outstanding term loan facility balance of $118.3 million was repaid with proceeds from the new Revolving Credit Facility discussed above. No borrowings were outstanding on the revolving credit facility during 2005.

As of December 31, 2004, the term loan facility under the Credit Facility consisted of a $150.8 million term loan facility (“Term Loan B”) and a €5.8 million term loan facility (“Term Loan A-3”). The interest rate on Term Loan B was a base rate as defined in the credit agreement plus 0.75% or LIBOR plus 1.75% (4.31% at December 31, 2004). The interest rate of Term Loan A-3 was EURIBOR plus 4.00% (6.18% at December 31, 2004).

At December 31, 2004, the Credit Facility also included a $125 million multicurrency revolving credit facility, of which a maximum of $75 million can be denominated in Euros at the Company’s discretion. The interest rates for U.S. dollar borrowings under the revolving credit facility were variable, and consisted of either the Base Rate as defined in the Credit Facility plus 2.75% or LIBOR plus 3.75%. For Euro denominated borrowings, the interest rate was EURIBOR plus 3.75%. The Company paid a commitment fee of 0.5% on the unused portion of the revolving loan during 2004. The facility would have expired on October 3, 2007. The Company had letters of credit outstanding of $4.1 million at December 31, 2004, which reduced the borrowing capacity under the revolving credit facility. No borrowings were outstanding on the revolving credit facility at December 31, 2004.

Senior Subordinated Notes

During 2004 and a portion of 2005, the Company had senior subordinated notes outstanding with a coupon of 11.91%, which were due in 2010. In June 2005, proceeds from the Revolving Credit Facility were used to redeem the $275.0 million outstanding principal balance of the senior subordinated notes, pursuant to the make-whole redemption provision of the bond indenture. The Company incurred a pre-tax expense of $24 million during the year ended December 31, 2005 in connection with the redemption, which represented the premium paid to bondholders.

At December 31, 2004, the Company had senior subordinated notes outstanding of $275.0 million. During the year ended December 31, 2004, the Company redeemed or purchased $40.3 million of its senior subordinated notes. Of the $40.3 million of notes that were redeemed or purchased, $35.5 million of notes were redeemed pursuant to a program initiated in January 2004, whereby net proceeds from the exercise of stock options and stock issued under the employee stock purchase plan could be used to redeem the notes. The notes were redeemed at par plus 11.91% of the face value, plus accrued and unpaid interest up to the redemption date. The remaining $4.8 million of notes were purchased in the open market.

Other Credit Facilities

As of December 31, 2005, certain of the Company’s subsidiaries in Germany had a revolving credit facility with Dresdner Bank AG which is renewable annually (the “Dresdner Facility”). As a result of Dresdner Bank’s participation in the Revolving Credit Facility, effective April 2005, the Dresdner Facility was amended. The borrowing capacity was reduced from €30 million to €10 million, which can be utilized in the form of cash, guarantees, or as credit lines for derivatives trading and settlement risks. Additionally, the Dresdner Facility is no longer secured. The Company is required to pay a commitment fee of 0.5% on the unused portion of the credit line related to cash or guarantees. Borrowings under the Dresdner Facility are subject to a variable interest rate of the European Overnight Indexed Average plus 1.13%. As of December 31, 2005, and 2004, the interest rate was 3.55% and 4.11%, respectively, and $0.1 million and $7.8 million were outstanding, respectively. Approximately $1.1 million and $1.5 million were utilized for guarantee purposes as of December 31, 2005 and 2004, respectively, which reduced the available borrowing capacity under this facility.

At December 31, 2005 and 2004, some of the Company’s non-U.S. subsidiaries, excluding the German entities, had available credit lines from various financial institutions totaling $45.2 million and $44.1 million, respectively. These credit lines are uncommitted and principally used to provide working capital financing for local operations. The Company had outstanding borrowings of $0.7 million and $0.8 million under these credit lines and other borrowing arrangements at December 31, 2005 and 2004, respectively, at the prevailing local market interest rates. At December 31, 2005 and 2004, the Company had guarantees outstanding of $14.2 million and $15.5 million, respectively, which reduced the available borrowing capacity under these credit lines.

Aggregate Maturities of Debt

The scheduled aggregate maturities of debt at December 31, 2005 are as follows (in millions):

2006	$5.5
2007	—
2008	—
2009	—
2010	386.0
Thereafter	—
Total	$391.5

8.                 Income Taxes

Income before income tax expense is as follows (in millions):

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
U.S. (including Puerto Rico)	$94.4	$74.3	$57.9
Non-U.S	70.3	46.1	16.4
Income before income tax expense	$164.7	$120.4	$74.3

Tax Expense

Income tax expense consists of the following (in millions):

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Current
U.S.
Federal	$—	$—	$—
State and local (including Puerto Rico)	0.3	0.1	0.5
Non-U.S.	16.3	12.6	9.4
Current income tax expense	16.6	12.7	9.9
Deferred
U.S.
Federal	18.3	22.2	17.2
State and local (including Puerto Rico)	2.6	3.2	2.5
Non-U.S.	2.3	2.4	(3.4)
Deferred income tax expense	23.2	27.8	16.3
Total income tax expense	$39.8	$40.5	$26.2

Tax Rates

Differences between income taxes computed using the U.S. Federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Income tax expense at statutory rate	$57.7	$42.1	$26.0
State and local taxes net of Federal benefit	4.6	2.9	2.9
Nondeductible items	3.5	2.9	1.8
Valuation allowances	(13.8)	(1.7)	(0.5)
Tax on unremitted earnings	(7.8)	0.2	(1.6)
Income from non-U.S. sources	4.9	2.8	—
Extraterritorial Income Exclusion	(5.2)	(5.5)	(1.0)
Foreign rate differential	(1.3)	(1.2)	(2.2)
Other	(2.8)	(2.0)	0.8
Income tax expense	$39.8	$40.5	$26.2

Deferred Taxes

Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2005	2004
Deferred tax liabilities:
Property, plant and equipment	$(41.2)	$(50.8)
Intangible assets	(131.0)	(147.3)
Other	(25.0)	(29.4)
Gross deferred tax liabilities	(197.2)	(227.5)
Deferred tax assets:
Intangible assets	66.3	77.6
Accrued liabilities	64.0	66.0
Pensions	27.3	25.5
Net operating loss carryforwards	243.5	298.4
Other	59.1	51.0
Gross deferred tax assets	460.2	518.5
Valuation allowance	(32.8)	(375.4)
Net deferred tax assets	427.4	143.1
	$230.2	$(84.4)

Valuation Allowance

The changes in the valuation allowance reserve are summarized below:

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2003	$416.6	0.9	9.8	(1)	(4.6)		$395.4
					(27.3	)(2)
Year ended December 31, 2004	$395.4	0.5	2.1	(1)	(2.5)		$375.4
					(20.1	)(2)
Year ended December 31, 2005	$375.4	1.5	—		(47.8)		$32.8
					(2.6	)(1)
					(293.7	)(2)

(1)          Impact of foreign currency translation.

(2)          Reversal of valuation allowances to goodwill in accordance with fresh-start reporting.

Prior to emergence from bankruptcy, the Company had at September 30, 2002 and December 31, 2001 net operating loss carryforwards available in the United States for Federal income tax return purposes of $888.3 million and $864.2 million (including $76.6 million relating to entities acquired in 1997), respectively, that expire in varying amounts from 2006 through 2022. Loss carryforwards expiring in years 2006 through 2012 relate to entities acquired during 1997.

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

A debtor is not required to include COD income in gross income if the debt discharge occurs in a Chapter 11 Title 11 case under the U.S. Bankruptcy Code. However, under the U.S. Internal Revenue Code of 1986, as amended, (the “Tax Code”) the debtor must, as of the first day of the next taxable year, reduce its tax attributes (in general, first its NOL carryovers and then tax credits and capital loss carryovers and then the tax basis of its assets) by the amount of COD income excluded from gross income by this exception. As an exception to the order of tax attribute reduction described above, a taxpayer can elect to reduce its tax basis in its depreciable assets first, then its NOL carryovers and then its tax credits and capital loss carryovers.

Since the COD income was realized in a Chapter 11 Title 11 case, the Company is not required to include the COD income in taxable income, but is required to reduce the Company’s NOL carryovers by the amount of the COD income. The Company’s U.S. NOL carryover as of December 31, 2005, is $509.9 million after the amount of COD income realized as a result of the reorganization and subsequent utilizations.

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

In addition to the U.S. NOL carryforwards, the Company has net operating loss carryforwards available in countries outside the United States of $106.9 million, $128.3 million, and $147.5 million at December 31, 2005, 2004 and 2003, respectively, with various expiration dates.

As of December 31, 2005 and 2004, the total valuation allowance is $32.8 million and $375.4 million, respectively (including net operating loss carryforwards). The realization of the deferred tax assets requires substantial taxable income in certain jurisdictions in future years. In assessing the realizability of the deferred tax assets, the Company considers all currently available data, its historical U.S. GAAP and taxable earnings and losses by jurisdiction, current financial condition, forecast of future U.S. GAAP and taxable earnings and losses by jurisdiction and other relevant factors. The data considered in determining the realizability of the U.S. valuation allowance includes the tax deductions that the Company has received or will receive related to the stock options granted under the 2002 Management Stock Option Plan and the 2004 Incentive Compensation Plan. Under the U.S. Internal Revenue Code of 1986, as amended, a company is allowed a deduction on the date of exercise equal to the difference between the fair market value on date of exercise and the exercise price. Due to the significant increase in the Company’s share price since the issuance of certain stock options, the Company has a significant tax deduction for stock options. However, the Company expects future taxable income to be sufficient enough to offset the tax deduction on the exercise of certain stock options and to utilize net operating loss carryforwards subject to the limitation under Internal Revenue Code section 382. Based on the above and other positive evidence, the company has reversed substantially all of its U.S. valuation allowances in the third quarter of 2005. The Company believes its estimates of future U.S. taxable income are reasonable but inherently uncertain and if its ability to generate future U.S. taxable income necessary to realize a deferred tax asset is materially reduced, an additional valuation allowance may be recorded.

The reversal of U.S. valuation allowances resulted in a reduction to goodwill, and an increase to deferred tax asset accounts and shareholders’ equity. Goodwill was reduced since reduction in certain deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied in connection with the Company’s 2002 restructuring are first credited to goodwill. The reversal of valuation reserves related to tax benefits from deductions that the Company has received related to the stock options were allocated to shareholders’ equity.

In addition, an income tax benefit of $15.1 million recorded in the third quarter of 2005, and is mostly attributable to the reversal of valuation allowances related to pensions and net losses on derivative instruments. These items were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and the Company’s ability to utilize foreign tax credits required the Company to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulation in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as the Company reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense.

For periods subsequent to December 31, 2002, it is management’s intent to permanently reinvest earnings locally or use available cash to pay down local debt, except for, as discussed below, certain non-U.S. earnings that were repatriated due to the newly enacted tax law. Determination of the deferred tax liability related to unremitted earnings of non-U.S. operations is not practicable.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain non-U.S. earnings that are repatriated in either 2004 or 2005, as defined in the AJCA. The Company completed its evaluation of the effects of the repatriation provision. Based on this evaluation, the Company repatriated $11.2 million in certain non-U.S. earnings, of which $9.2 million qualifies for the 85% dividends received deduction. The associated tax expense of the repatriation is $0.5 million, of which $0.3 million was recognized in the year ended December 31, 2005. Tax expense of $0.2 million associated with repatriation was recorded in 2004.

9.                 Shareholders’ Equity

Shareholders’ Equity

The capitalization of the Company consists of one class of common stock. As of December 31, 2005 and 2004, 88,029,061 and 87,388,998 shares were outstanding, respectively. At the annual meeting of stockholders on May 23, 2005, an amendment to the Company’s Certificate of Incorporation was approved, which increased the number of authorized shares of common stock from 65,000,000 to 150,000,000.

During the second quarter, the Board of Directors approved a $0.03 per common share quarterly cash dividend plan. Dividends of $8.0 million were paid during the year ended December 31, 2005. The Board also approved a stock repurchase program of up to 5 million shares. The Company repurchased and retired 3,025,794 shares of common stock under this program during 2005. In February 2006, the Board of Directors increased the quarterly dividend from $0.03 to $0.05 per common share and authorized the Company to purchase an incremental 5 million shares of common stock under the stock repurchase program.

On July 28, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. On August 29, 2005, each shareholder of record at the close of business August 15, 2005, received an additional share of common stock for each outstanding share owned. All share and per share amounts have been restated to reflect the impact of the split.

The Company’s Certificate of Incorporation includes the authorization of Series A Junior Participating Preferred Stock (“Preferred Stock”). The May 23, 2005 amendment increased the number of authorized shares of Preferred Stock from 65,000 to 150,000. No Preferred Stock shares have been issued.

Additionally, as of October 3, 2002, the Company granted one share purchase right (“Right”) for each share of new common stock, which are described in the Rights Agreement.

The Rights Agreement provides that each Right holder may purchase 1/1000 of a share of Preferred Stock for a price generally at a discount to the prevailing market price upon the occurrence of certain events (“triggering events”). Primarily, if any person notifies the Company of or announces publicly an intent to acquire or acquires (with the view of controlling the Company) 15% or more of the common shares of the Company, the right to purchase the Preferred Stock is triggered. In the event of any merger, consolidation or other transaction in which shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. Each share of Preferred Stock will have 1,000 votes. Preferred Stock holders are also entitled to preferential dividend payments and preferential treatment in the event of liquidation, dissolution, or winding up of the Company. However, at any time prior to the date that a person triggers the Rights as described above, the Board of Directors can elect to redeem the outstanding Rights for consideration equal to $0.005 per Right, subject to any applicable adjustments. In addition, even after the date that a person triggers the Rights as described above, but before the date on which the acquiring person acquires 50% or more of the Company’s outstanding shares, the Board of Directors can elect to exchange each outstanding Right for one share of common stock, subject to any applicable adjustments.

Stock Option Plans

The 2004 Incentive Compensation Plan provides for the issuance of up to 6,800,000 shares of common stock. During 2005 and 2004, 2,124,560 and 1,978,100 stock options were granted under this plan, respectively. Approximately one-third of these options vest and become exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control as defined in the option plan, the options can be converted, cashed-out or otherwise dealt with in accordance with the plan’s provisions. Generally, accelerated vesting of all options occurs upon a change of control. The strike price for the options granted in 2005 and 2004 was equal to the market price of the stock at the grant date.

The 2002 Management Stock Option Plan and 2002 Chief Executive Officer Equity Plan provide for the issuance of up to 14,117,648 stock options. On October 3, 2002, 10,188,600 stock options were granted under these plans. Additional grants of 45,200 stock options were made during the remainder of 2002. During 2003 and 2004, grants of 3,660,584 and 284,250 stock options were made, respectively. Options that are forfeited become available for future grants. The terms for options under both plans are substantially the same and are set forth below. For grants in 2002, forty percent of such stock options vested 90 days following the grant date, with an additional 20% vesting and exercisable at the end of each of the first, second and third anniversaries of the grant date. For grants in 2003 and 2004, forty percent of such stock options are vested and exercisable on the grant dates with an additional 20% vesting and becoming exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control (as defined in the 2002 Management Stock Option Plan or 2002 Chief Executive Officer Equity Plan, as applicable), the options can be converted, cashed-out or otherwise dealt with in accordance with the option plans. Accelerated vesting of all options occurs upon a change of control or termination without cause. In addition, under the 2002 Chief Executive Officer Plan, some acceleration of vesting occurs if the Chief Executive Officer’s employment is terminated for Good Reason, as defined in the plan, or due to death or disability. The strike price for the options granted in 2002 was $7.36, the reorganization value of the common stock. The strike price for the options granted in 2003 and 2004 was either $8.39 or $9.20. As the market price of the stock at the grant dates in 2003 and 2004 exceeded the strike price, compensation expense of $9.2 million, $6.4 million and $4.7 million was recognized during 2003, 2004 and 2005, respectively.

All awards to be issued to executive officers are determined by the Board of Directors and awards to be issued to all other nondirector participants shall be determined by the Chief Executive Officer in his sole discretion.

As of October 24, 2002, options for 50,000 shares of the Company’s common stock were granted to each of the Company’s then six nonemployee directors under the 2002 Director Stock Option Plan. The option exercise price is $7.36. The exercise price was not less than the market value of the stock on the grant date, thus no compensation expense was recognized. The options vest and become exercisable in three equal installments on the first, second and third anniversaries of October 3, 2002. Vested and exercisable options expire on the earlier of (1) October 24, 2012, (2) the six month anniversary of a director’s termination date, if such termination was the result of death or disability, or (3) the 90th day following a director’s termination date, if such termination was the result of anything other than death or disability.

Stock option activity from 2003 through 2005 was as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	10,533,800	$7.36
Options granted during 2003	3,660,584	$9.13
Options exercised during 2003	(2,532,212)	$7.52
Options forfeited during 2003	(307,640)	$7.36
Options outstanding at December 31, 2003	11,354,532	$7.89
Options granted during 2004	2,262,350	$25.32
Options exercised during 2004	(4,037,250)	$7.66
Options forfeited during 2004	(34,346)	$7.96
Options outstanding at December 31, 2004	9,545,286	$12.12
Options granted during 2005	2,124,560	$35.73
Options exercised during 2005	(3,317,456)	$8.44
Options forfeited during 2005	(178,410)	$20.43
Options outstanding at December 31, 2005	8,173,980	$19.57

As of December 31, 2005, 2004 and 2003, the number of exercisable options was 4,093,672, 4,070,998 and 5,240,832, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $10.80, $8.89 and $7.12, respectively.

Options outstanding at December 31, 2005 and related weighted-average price and life information is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
$7.36 - $9.20	4,243,806	7.2	$8.12	3,483,550	$7.90
$9.21 - $27.86	1,852,734	8.6	$27.63	610,122	$27.15
$27.87 - $40.76	2,077,440	9.7	$35.78	0	$0.00
$7.36 - $40.76	8,173,980	8.1	$19.57	4,093,672	$10.77

Nonemployee Directors’ Equity  Compensation

Each nonemployee director receives a grant of stock options with a value equal to $250,000 on the grant date upon first being appointed or elected. Accordingly, during 2005, the Company granted 16,800 stock options to a newly appointed director under the 2004 Incentive Compensation Plan. Nonemployee directors also become eligible for a restricted stock unit award equal to the value of $65,000 on the October 3rd following the completion of three years of service and each October 3rd thereafter. The number of restricted stock units awarded is determined annually by dividing $65,000 by the fair market value of the Company’s common stock on each October 3rd. The restricted stock units are granted under the 2004 Incentive Compensation Plan and vest in equal installments on the first, second and third anniversaries of the grant date. On October 3, 2005, the Company granted 9,045 restricted stock units with a fair market value of $35.94 per share to the nonemployee directors. The Company recorded $0.3 million of unearned stock-based compensation during the year ended December 31, 2005 as a result of this transaction. Such compensation expense will be recognized ratably over the vesting period and was not significant in 2005.

The Dade Behring Nonemployee Directors’ Deferred Stock Compensation Plan allows directors to defer fees earned and invest them in common stock units. Dividend equivalents accrued under the plan are invested in additional common stock units. During the year ended December 31, 2005, fees of $0.2 million were deferred as common stock units and recorded as compensation expense and additional paid-in-capital.

Stock Award Plans

Up to 941,176 shares of common stock were reserved for issuance as stock awards to the Chief Executive Officer and an executive team comprised of individuals designated by the Chief Executive Officer under the 2002 Chief Executive Officer Equity Plan and 2002 Management Stock Award Plan. All stock awards issued to executive officers were determined by the Board of Directors. Stock awards fully vested upon grant without any restrictions. During 2003, 141,176 shares reserved for stock awards were issued, which resulted in $1.3 million of compensation expense. All shares reserved under this plan have been issued.

10.          Financial Instruments

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

In the fourth quarter of 2002, the Company entered into a series of interest rate swap agreements with various maturities through December 31, 2007 in order to hedge interest risk on the Credit Facility. In June 2005, these swaps were sold and replaced with interest rate swap agreements that mature on April 27, 2010, in order to hedge interest risk on outstanding borrowing under the new Revolving Credit Facility. A gain of $1.0 million was recognized in conjunction with these transactions. At December 31, 2005 and 2004, the variable interest rate on $200.0 million and $125.0 million of debt was hedged using interest rate swap agreements, respectively. This resulted in average total effective swap rates of 4.7% and 5.2% at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the fair values of outstanding swap agreements were assets of $5.1 million and $0.2 million, respectively. No significant amounts were recorded during 2003 or 2004 relating to hedge ineffectiveness for any of these instruments.

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

The Company enters into foreign currency forward contracts to manage exposure to exchange rate fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. At December 31, 2005 and 2004, the Company had foreign currency forward contracts with aggregated notional amounts of $103.8 million and $125.0 million, respectively, and their fair values were an asset of $3.2 million and a liability of $9.9 million, which are included in other current assets and other accrued liabilities, respectively. Gains and losses on these contracts resulting from revaluations are recorded to foreign exchange gain (loss) and offset the gains and losses on the hedged items in current earnings.

To manage the foreign currency risk on sales outside of the United States, in 2005, 2004 and 2003, the Company purchased average rate put options for various currencies with characteristics similar to those of the underlying exposure to manage this foreign currency exposure. The terminal value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. Any portion of the average rate put options deemed to be ineffective is recorded in other income/loss. During 2005, 2004 and 2003, the Company recognized foreign exchange losses relating to hedge ineffectiveness for these instruments of approximately nil, nil, and $2.5 million, respectively. The fair value of the average rate put options is the estimated amount that the Company would pay or receive to terminate the agreements, assuming current foreign exchange rates. At December 31, 2005 and 2004, the Company held average rate put options with aggregated notional amounts of approximately $148.7 million and $151.2 million, and fair values were assets of $4.4 million and $3.0 million, respectively.

Amounts Recognized in Accumulated Other Comprehensive Income

The following table summarizes gains (losses) recognized in accumulated other comprehensive income related to all of the Company’s cash flow hedges without considering tax effects (in millions).

Balance as of December 31, 2003	$(7.4)
Change in fair value	5.0
Net derivative losses transferred to earnings	(2.4)
Balance as of December 31, 2004	(4.8)
Change in fair value	7.1
Net derivative and marketable security gains transferred to earnings	6.0
Balance as of December 31, 2005	$8.3

Fair Value of Other Financial Instruments

The carrying values of cash equivalents and other current assets and liabilities approximate their fair values at December 31, 2005 and 2004 because of the short maturity of these instruments.

The carrying value of the revolving credit facility of $386.0 million at December 31, 2005 approximated its fair value because the interest rate is variable and based on market rates. The fair value of the term debt with a carrying value of $158.6 million at December 31, 2004 was approximately $158.6 million based on the trading value amongst financial institutions at that date. The fair value of the 11.91% senior subordinated notes with carrying value of $275.0 million at December 31, 2004 was $306.1 million as of December 31, 2004 based on the trading value at that date.

11.          Retirement Programs

Pension Plans

The Company maintains noncontributory defined benefit pension plans covering substantially all employees in the United States (“U.S. Plans”) and a combination of contributory and noncontributory plans in certain non-U.S. locations (“Non-U.S. Plans”). The U.S. Plans’ benefits are based on a cash balance formula. The Company’s funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company typically uses a September 30 measurement date for its plans.

The Company’s subsidiaries in Germany participate in a multiemployer pension plan which provides defined benefits to all employees. Employer contributions charged to pension expense totaled $2.4 million, $2.2 million and $2.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2005, the Company converted one of its non-U.S. defined benefit plans into a defined contribution plan. As a result, a curtailment gain of $1.8 million was recognized as a component of net periodic benefit cost for the year ended December 31, 2005. The assets and liabilities of the plan were settled as of December 31, 2005, which resulted in reductions of the benefit obligation and plan assets of $6.7 million and $4.2 million, respectively.

	December 31,
	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(in millions)
Obligations and Funded Status
Change in benefit obligation:
Benefit obligation at beginning of year	$230.6	$77.2	$204.9	$65.0
Service cost	12.7	3.4	9.7	3.1
Interest cost	13.1	3.0	11.9	2.8
Plan participants’ contributions	—	0.3	—	0.4
Plan curtailments and settlements	—	(6.7)	—	—
Special termination benefits	—	1.0	—	—
Actuarial (gain) loss	18.3	12.5	11.4	3.2
Benefits paid	(8.5)	(4.0)	(7.3)	(2.7)
Foreign currency changes	—	(10.8)	—	5.4
Benefit obligation at end of year	$266.2	$75.9	$230.6	$77.2
Change in plan assets:
Fair value of plan assets at beginning of year	$170.1	$10.3	$135.8	$9.4
Actual return on plan assets	19.8	0.8	15.6	0.5
Employer contributions	16.9	2.2	26.0	2.1
Plan participants’ contributions	—	0.3	—	0.4
Plan settlements	—	(4.2)	—	—
Special termination benefits	—	1.0	—	—
Benefits paid	(8.5)	(4.0)	(7.3)	(2.7)
Foreign currency changes	—	(1.2)	—	0.6
Fair value of plan assets at end of year	$198.3	$5.2	$170.1	$10.3
Funded status at end of year:
Funded status	$(67.9)	$(70.7)	$(60.5)	$(66.9)
Unrecognized net actuarial (gain) loss	41.7	13.3	30.0	3.0
Unrecognized prior service cost	0.3	—	0.4	—
Contributions between measurement date and disclosure date	—	0.5	—	0.5
Net amount recognized—(accrued) prepaid at end of year	$(25.9)	$(56.9)	$(30.1)	$(63.4)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(54.8)	$(66.7)	$(52.2)	$(63.6)
Prepaid benefit cost	—	0.3	—	—
Intangible asset	0.3	—	0.4	—
Accumulated other comprehensive loss	28.6	9.5	21.7	0.2
Net amount recognized—(accrued) prepaid at end of year	$(25.9)	$(56.9)	$(30.1)	$(63.4)
Aggregate accumulated benefit obligation for plans with obligations in excess of plan assets	$253.1	$71.1	$222.3	$68.8

	December 31, 2005		December 31, 2004		December 31, 2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(dollars in millions)
Weighted-average assumptions
Used to determine benefit obligation at period end
Discount rate	5.5%	2.0-4.25%	5.9%	2.0-5.25%	6.0%	2.0-5.5%
Rate of compensation increase	4.5%	2.1-2.5%	4.5%	2.75-2.8%	4.5%	2.5-2.75%
Used to determine net periodic benefit cost for the period ended
Discount rate	5.9%	2.0-5.25%	6.0%	2.0-5.5%	6.75%	2.5-5.75%
Expected long-term return on plan assets	8.5%	3.25%	8.5%	3.25-3.5%	8.5%	2.5-4.0%
Rate of compensation increase	4.5%	2.75-2.8%	4.5%	2.5-2.75%	4.5%	2.0-3.0%
Components of net periodic benefit cost for the period ended:
Service cost	$12.7	$3.4	$9.7	$3.1	$9.1	$2.8
Interest cost	13.1	3.0	11.9	2.8	11.4	2.5
Expected return on plan assets	(13.8)	(0.3)	(11.0)	(0.2)	(9.2)	(0.3)
Recognized net actuarial loss	0.7	—	0.3	—	—	—
Curtailment gain	—	(1.8)	—	—	—	—
Special termination benefits	—	1.0	—	—	—	—
SFAS 87 cost	$12.7	$5.3	$10.9	$5.7	$11.3	$5.0

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

Plan Assets and Contributions

The Company’s weighted-average asset allocations by asset category were as follows at:

	December 31,
	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Asset Category
Equity securities	65%	67%	66%	39%
Bond securities	35%	27%	34%	52%
Other	—	6%	—	9%
Total	100%	100%	100%	100%

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

The Company expects to contribute approximately $20.0 million and $1.9 million to the U.S. Plans and Non-U.S. plans, respectively, during 2006.

Estimated Future Benefit Payments

The following pension benefit payments are expected to be paid for the following years (in millions):

	U.S.	Non-U.S.
2006	$16.6	$1.9
2007	17.5	2.1
2008	18.5	2.2
2009	19.1	2.3
2010	20.0	2.7
Years 2011 - 2015	124.9	17.3

Savings Plan

Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 15% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matches the participants’ contributions, up to 2% of compensation. Effective January 1, 2006, Company matching contributions were increased to 3%. Matching contributions made by the Company were $3.8 million, $3.7 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Company has a stock purchase plan that operates in accordance with section 423 of the Tax Code whereby all employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month option period ending May 28 and November 28. During 2005 and 2004, employees purchased 348,401 and 528,736 shares, respectively. At December 31, 2005, 832,197 shares remain available for use in the plan.

12.          Commitments and Contingencies

Legal Proceedings

The Company is a party in a number of legal proceedings. Based on the advice of legal counsel, management believes it is remote that any potential liability relative to the various legal proceedings pending against the Company will have a material adverse effect on the Company’s conduct of its business, its results of operations, its financial position or its liquidity.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that limits the exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2005 and 2004.

Letters of Credit

As of December 31, 2005 and 2004, the Company has letters of credit and other guarantees outstanding of approximately $19.7 million and $19.6 million, respectively.

Lease Obligations

The Company leases certain facilities and equipment under operating leases expiring at various dates. Many of these operating leases contain renewal options. The Company has also entered into capital lease obligations. The long-term portion is a component of other liabilities on the accompanying balance sheet. Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2005 are as follows (in millions):

	Operating Leases	Capital Leases
2006	$34.5	$5.6
2007	21.9	3.8
2008	17.9	1.8
2009	14.3	0.2
2010	12.7	—
Thereafter	35.1	—
Total Lease Payments	$136.4	11.4
Less: amounts representing interest		(0.7)
Present value of minimum capital lease payments		10.7
Current portion		(5.2)
Long-term capital lease obligations		$5.5

Total expense for all operating leases was $34.6 million, $26.2 million and $26.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13. Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing clinical diagnostic products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas; GCM-International; and Global Operations. GCM-Americas and GCM-International are the Company’s sales and service organizations. For the Company’s reporting purposes, Americas includes North and South America. The United States comprises approximately ninety percent of the Americas segment’s results. International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing, distribution and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues.

Earnings before interest and income taxes (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information by segment for the years ended December 31, 2005, 2004 and 2003 is summarized as follows (in millions):

	GCM- Americas	GCM-International	Global Operations	Total
Year Ended December 31, 2005
Revenue from external customers:
Core Chemistry	$597.1	$466.9	$10.8	$1,074.8
Hemostasis	133.1	165.6	—	298.7
Microbiology	99.1	65.7	—	164.8
Infectious Disease	7.4	79.0	—	86.4
Mature Products/Other	10.5	11.8	11.1	33.4
Total	$847.2	$789.0	$21.9	$1,658.1
Year Ended December 31, 2004
Revenue from external customers:
Core Chemistry	$548.8	$449.3	$7.5	$1,005.6
Hemostasis	121.4	155.3	—	276.7
Microbiology	92.4	60.1	—	152.5
Infectious Disease	5.1	78.9	—	84.0
Mature Products/Other	14.1	15.8	11.1	41.0
Total	$781.8	$759.4	$18.6	$1,559.8
Year Ended December 31, 2003
Revenue from external customers:
Core Chemistry	$513.6	$385.7	$4.4	$903.7
Hemostasis	102.9	134.1	—	237.0
Microbiology	92.8	57.7	—	150.5
Infectious Disease	3.4	75.5	—	78.9
Mature Products/Other	22.9	31.0	12.4	66.3
Total	$735.6	$684.0	$16.8	$1,436.4

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Depreciation and amortization
GCM-Americas	$26.6	$24.4	$22.9
GCM-International	60.5	59.1	53.8
Global Operations	56.5	56.1	48.5
Total Segment depreciation and amortization	143.6	139.6	125.2
All Other (1) depreciation and amortization	19.4	13.2	11.5
Total	$163.0	$152.8	$136.7
Segment EBIT
GCM-Americas	354.5	$312.7	$285.6
GCM-International	270.3	246.8	211.8
Global Operations	(292.6)	(272.8)	(248.3)
Total Segment EBIT	332.2	286.7	249.1
All Other (1) EBIT	(128.3)	(104.7)	(100.1)
Less: interest expense, net	(39.2)	(61.6)	(74.7)
Income before income tax expense	$164.7	$120.4	$74.3
Segment assets
GCM-Americas (2)	$315.3	$376.6
GCM-International	424.5	432.7
Global Operations (2)	907.8	1,169.9
Total Segment assets	1,647.6	1,979.2
All Other (1),(2) assets	153.0	(74.8)
Total	$1,800.6	$1,904.4
Expenditures for segment assets
GCM-Americas	$32.4	$23.9
GCM-International	64.0	63.7
Global Operations	42.3	37.1
Total expenditures for segment assets	138.7	124.7
All Other(1) expenditures for assets	10.3	7.1
Total	$149.0	$131.8

(1)          Includes corporate headquarters, shared services centers, other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

(2)          The decrease in GCM-Americas and Global Operations segment assets and increase in All Other segment assets is primarily due to the reversal of U.S. valuation allowances which resulted in a reduction to goodwill (allocated between GCM-Americas and Global Operations) and an increase to deferred tax asset accounts (included in All Other segment assets).

The United States is the Company’s country of domicile. Total sales from external customers for the U.S. were $766.3 million, $716.9 million, and $680.3 million for the years ended December 31, 2005, 2004 and 2003 respectively. Total sales from external customers outside the U.S. were $891.8 million, $842.9 million, and $756.1 million for the years ended December 31, 2005, 2004 and, 2003, respectively. Total long-lived assets in the U.S. were $801.7 million and $895.2 million as of December 31, 2005 and 2004, respectively. Total long-lived assets outside the U.S. were $404.9 million and $469.4 million as of December 31, 2005 and 2004, respectively.

Germany is a significant country as it represents greater than 10% of the Company’s sales and long-lived assets. Total sales from external customers for Germany were $168.6 million, $166.5 million, and

$155.7 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Total long-lived assets in Germany were $248.5 million and $295.7 million as of December 31, 2005 and 2004, respectively.

14. Quarterly Financial Data (unaudited)

Amounts are in millions, except per share data.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$412.9	$423.5	$400.9	$420.8
Gross profit	223.2	242.1	221.1	230.4
Net income	25.2	17.1	48.3	34.3
Basic income per share	$0.29	$0.19	$0.54	$0.39
Diluted income per share	$0.27	$0.18	$0.53	$0.38

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$381.8	$388.6	$369.4	$420.0
Gross profit	204.7	220.0	202.4	227.9
Net income	17.0	21.7	17.2	24.0
Basic income per share	$0.20	$0.25	$0.20	$0.27
Diluted income per share	$0.19	$0.24	$0.19	$0.26

EXHIBIT INDEX

EXHIBIT NUMBER		EXHIBIT TITLE
2.	1

Disclosure Statement for Dade Behring Entities’ Joint Chapter 11 Plan of Reorganization dated June 27, 2002 (including the Plan of Reorganization which is attached as Exhibit A thereto) (incorporated by reference to the Form T-3 filed by Dade Behring Inc. (File No. 022-28621)).

3.	1	Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
3.	2	Fourth Amended and Restated Bylaws. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.	1	Form of certificate of common stock.*
4.	2	Rights Agreement dated October 3, 2002 by and between Dade Behring Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent.*
10.	1

Credit Agreement dated April 27, 2005 among Dade Behring Holdings, Inc., Dade Behring Inc., Certain Subsidiaries, as Guarantors, Various Lending Institutions, Bank of America N.A. (as Administrative Agent, Domestic Swing Line Lender, Foreign Swing Line Lender and L/C Issuer), Citicorp USA, Inc. (as Syndication Agent), BNP Paribas, The Royal Bank of Scotland PLC, and Dresdner Bank AG in Frankfurt AM Main (as Documentation Agents) and Banc of America Securities LLC and Citigroup Global Markets Inc., (as Joint-Lead Arrangers and Joint Book Managers). Incorporated by reference to the Current Report on form 8-K filed April 28, 2005.

10.	2	Registration Rights Agreement dated October 3, 2002 by and among Dade Behring Holdings, Inc. and the Holders named therein.*
†10.	3	Dade Behring 2004 Incentive Compensation Plan. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
†10.	4

Dade Behring 2004 Incentive Compensation Plan Stock Option Grant Acceptance and Acknowledgment and Stock Option Agreement. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

†10.	5

Executive Officers 2005 Annual Incentive Program under the Dade Behring 2004 Incentive Compensation Plan. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

†10.	6	Dade Behring 2005 Management Incentive Plan. Incorporated by reference to the Current Report on 8-K filed December 22, 2004.
†10.	7

Executive Officers 2006 Annual Incentive Program under the Dade Behring 2004 Incentive Compensation Plan and Dade Behring 2006 Management Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed by Dade Behring Holdings, Inc. on December 21, 2005.

†10.	8

Management Employment Agreement between James Reid-Anderson and Dade Behring Inc. dated June 1, 2001. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

†10.	9	Dade Behring Holdings, Inc. 2002 Management Stock Option Plan.*
†10.	10	Dade Behring Holdings, Inc. 2002 Chief Executive Officer Equity Plan.*

X-1

†10.	11	Dade Behring Holdings, Inc. 2002 Director Stock Option Plan.*
†10.	12

Dade Behring Holdings, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan. Incorporated by reference to the Registration Statement on Form S-8 filed by Dade Behring Holdings, Inc. on March 7, 2003 (Registration No. 333-103646).

†10.	13	Dade Behring Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2005).
†10.	14

Form of Executive Severance Agreement between Dade Behring Holdings, Inc. and various Executive Officers. Incorporated by reference to the Quarterly Report on form 10-Q for the quarter ended June 30, 2005.

†10.	15

Supplemental Pension Arrangement as amended December 6, 2002 between Dade Behring Inc. and Donal M. Quinn. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

†10.	16	Dade Behring Supplemental Pension Plan (As Amended and Restated Effective as of January 1, 2005).
†10.	17	Dade Behring Employee Stock Purchase Plan. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
†10.	18	Dade Behring Stock Unit Award Agreement. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
21.	1	Subsidiaries of Dade Behring Holdings, Inc.
23.	1	Consent of PricewaterhouseCoopers LLP.
31.	1	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.	2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Incorporated by reference to the Registration Statement on Form 10 filed by Dade Behring Holdings, Inc. filed on September 23, 2002 (Registration No. 000-50010).

†       Indicates management contract or compensatory plan or arrangement.

X-2