Form 10-Q
period 2006-03-31
DADE BEHRING HOLDINGS INC
filed 2006-05-02
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-50010

DADE BEHRING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3989270
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
1717 Deerfield Road,	60015
Deerfield Illinois	(Zip Code)
(Address of Principal Executive Offices)

(847) 267-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding on April 25, 2006: 87,152,784

DADE BEHRING HOLDINGS, INC.
MARCH 31, 2006 FORM 10Q—TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$18.1	$34.6
Accounts receivable, net	307.0	315.7
Inventories	179.9	165.0
Prepaid expenses and other current assets	19.5	24.5
Deferred income taxes	47.7	54.2
Total current assets	572.2	594.0
Property, plant and equipment, net	438.1	429.5
Deferred income taxes	199.7	199.3
Identifiable intangible assets, net	352.2	356.9
Goodwill	187.4	187.8
Other assets	35.0	33.1
Total assets	$1,784.6	$1,800.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$7.0	$5.5
Accounts payable	70.7	75.4
Accrued liabilities	235.5	248.8
Total current liabilities	313.2	329.7
Long-term debt	385.0	386.0
Deferred income taxes	20.1	16.6
Other liabilities	166.3	159.9
Total liabilities	884.6	892.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 150,000,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; 87,075,124 and 88,029,061 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	661.6	708.8
Unearned stock-based compensation	—	(3.6)
Retained earnings	226.1	196.3
Accumulated other comprehensive income	11.4	6.0
Total shareholders’ equity	900.0	908.4
Total liabilities and shareholders’ equity	$1,784.6	$1,800.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$415.7	$412.9
Cost of goods sold	183.1	189.7
Gross profit	232.6	223.2
Operating costs and expenses:
Marketing and administrative expenses	137.2	135.2
Research and development expenses	37.4	33.5
Income from operations	58.0	54.5
Other income (expense):
Interest expense	(6.4)	(12.4)
Interest income	1.1	0.9
Foreign exchange gain (loss)	2.0	(2.2)
Other	(0.3)	(0.8)
Income before income tax expense	54.4	40.0
Income tax expense	20.2	14.8
Net income	34.2	25.2
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	5.4	(12.5)
Net gain on derivative instruments	—	4.5
Other comprehensive income (loss), net of income tax	5.4	(8.0)
Comprehensive income	$39.6	$17.2
Basic net income per common share:	$0.39	$0.29
Diluted net income per common share:	$0.38	$0.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions, except share-related data)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Stock-Based	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2005	88,029,061	$0.9	$708.8	$(3.6)	$196.3	$6.0	$908.4
Net income	—	—	—	—	34.2	—	34.2
Dividends paid ($.05 per common share)	—	—	—	—	(4.4)	—	(4.4)
Repurchase of common stock	(1,647,702)	—	(62.0)	—	—	—	(62.0)
Impact of adopting SFAS 123R	—	—	(3.6)	3.6	—	—	—
Exercise of stock options	693,765	—	5.8	—	—	—	5.8
Stock-based compensation expense	—	—	5.0	—	—	—	5.0
Excess tax benefits from stock-based compensation	—	—	7.6	—	—	—	7.6
Cumulative translation adjustment	—	—	—	—	—	5.4	5.4
Balance at March 31, 2006	87,075,124	$0.9	$661.6	$—	$226.1	$11.4	$900.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$34.2	$25.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37.0	41.4
Net loss on disposal of fixed assets	0.4	0.5
Stock-based compensation expense	5.0	1.5
Deferred income taxes	8.3	8.8
Changes in balance sheet items:
Accounts receivable, net	12.8	(18.0)
Inventories	(11.4)	(2.6)
Prepaid expenses and other current assets	2.2	0.5
Accounts payable	(5.4)	(8.9)
Accrued liabilities	(11.1)	(7.1)
Other, net	3.0	9.5
Net cash flow provided by operating activities	75.0	50.8
Investing Activities:
Capital expenditures	(36.0)	(27.3)
Investment in licensing agreements	(0.2)	(0.4)
Net cash flow utilized for investing activities	(36.2)	(27.7)
Financing Activities:
Net proceeds (repayments) related to short-term debt	1.5	(3.9)
Repayments of borrowings under bank credit agreement	—	(40.0)
Borrowings under revolving credit facility	163.2	—
Repayments of borrowings under revolving credit facility	(164.2)	—
Proceeds from exercise of stock options	5.8	6.8
Excess tax benefits from stock-based compensation	6.9	—
Repurchases of common stock	(64.5)	—
Dividends paid	(4.4)	—
Net cash flow utilized for financing activities	(55.7)	(37.1)
Effect of foreign exchange rates on cash	0.4	(0.3)
Net decrease in cash and cash equivalents	(16.5)	(14.3)
Cash and Cash Equivalents:
Beginning of Period	34.6	30.0
End of Period	$18.1	$15.7

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

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2005 consolidated financial statements of the Company included in the Company’s 2005 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. Furthermore, all share and per share amounts have been restated to reflect the impact of the two-for-one stock split in August 2005. The financial statements for the quarter ended March 31, 2006 include the impact of adopting Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” effective January 1, 2006. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net income	$34.2	$25.2
Weighted average outstanding common shares
Basic	87,794,751	88,006,738
Effect of dilutive securities (primarily stock options)	2,704,747	4,671,928
Diluted	90,499,498	92,678,666
Basic net income per share	$0.39	$0.29
Diluted net income per share	$0.38	$0.27

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. As a result of the adoption, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. The Company currently estimates that it will recognize approximately $22 to $25 million of total stock-based compensation expense during 2006 as a result of the adoption of SFAS 123R. The weighting of the expense will be heavier in the fourth quarter of 2006 versus the first three quarters given the Company’s stock option grants have historically occurred on October 1 of each year.

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

	March 31, 2006	December 31, 2005
Raw materials	$29.6	$27.3
Work-in-process	32.4	33.0
Finished products	117.9	104.7
Total inventories	$179.9	$165.0

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		March 31, 2006			December 31, 2005
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradenames and trademarks	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	128.4	$(46.4)	82.0	127.2	$(42.7)	84.5
Developed technology	6 to 10	138.7	(66.6)	72.1	136.0	(61.0)	75.0
Internally developed software	5 to 10	72.4	(23.1)	49.3	69.5	(21.2)	48.3
Patents	9 to 11	21.3	(7.5)	13.8	20.8	(6.7)	14.1
		$495.8	$(143.6)	$352.2	$488.5	$(131.6)	$356.9

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

4.   Identifiable Intangible Assets (Continued)

Amortization expense totaled $10.8 million and $11.1 million for the quarters ended March 31, 2006 and 2005, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2007 through 2011 is as follows: $41.4 million, $37.2 million, $26.5 million, $17.3 million and $7.9 million, respectively.

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. The Company sells certain lease receivables to a financial institution, and collects these receivables on their behalf  for a nominal fee. During the quarters ended March 31, 2006 and 2005, $10.0 million and $18.7 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $0.3 million and $0.9 million, respectively. The losses are included in other expense on the accompanying statement of operations. At March 31, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $13.8 million and $12.3 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively.

6.   Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with APB 25 and related interpretations. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. The Company’s financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123R. Prior periods were not restated to reflect the impact of adopting the standard.

During 2003 and 2004, the Company granted stock options with a strike price that was less than the market price of the stock on the grant date. As a result, during the first quarter of 2005, the Company recognized $0.9 million of total stock-based compensation expense, net of income tax benefits of $0.6 million, in accordance with APB 25. During the quarter ended March 31, 2006, the Company recognized $3.3 million of total stock-based compensation expense, net of income tax benefits of $1.7 million, in accordance with SFAS 123R. Of the total pretax compensation expense of $5.0 million, $4.3 million related to stock options and $0.7 million related to the Company’s employee stock purchase plan. If the Company had not adopted SFAS 123R in the first quarter of 2006, it would have recognized stock-based compensation expense under APB 25 of $0.6 million, net of income tax benefits of $0.4 million. The incremental SFAS 123R expense of $2.7 million, net of tax benefits of $1.3 million, negatively impacted basic and diluted net income per share by $0.03 during the quarter ended March 31, 2006. No significant compensation expense was recognized related to restricted stock units during 2006. Total unrecognized stock-based compensation cost as of March 31, 2006 was $28.1 million, and will be recognized over a weighted average of 2.1 years.

Prior to the adoption of SFAS 123R, all tax benefits from the exercise of stock options were reported as operating cash flows in the Company’s consolidated statements of cash flows. In accordance with SFAS 123R, the Company will prospectively report excess tax benefits from the exercise of stock options as cash flows from financing activities. The total tax benefits for the quarter ended March 31, 2006 were $7.6 million, of which $6.9 million are excess tax benefits and reported as cash flows from financing activities.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

6.   Stock-Based Compensation (Continued)

Stock Option and Restricted Stock Unit Plans

The Company’s stock option and restricted stock unit plans are described in Note 9 of the Company’s 2005 Annual Report on Form 10-K. For grants made in 2006 and 2005, the fair value of stock options was estimated on the grant date using a lattice-based option pricing model based on the following assumptions:

	2006	2005
Expected life (years)	5	5
Risk-free interest rate	4.3%	4.2%
Dividend yield	0.3%	0.3%
Volatility	30%	30%

Following is a summary of the activity for the Company’s stock option plans for the quarter ended March 31, 2006:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	8,173,980	$19.57
Options granted	14,100	$40.10
Options exercised	(693,765)	$8.33
Options forfeited	(62,397)	$26.22
Options outstanding at March 31, 2006	7,431,918	$20.61

Stock options outstanding at March 31, 2006 and the related weighted-average price and life information is as follows:

	Options Outstanding
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$7.36 – $9.20	3,560,227	7.0	$8.21
$9.21 – $27.86	1,800,236	8.5	$27.62
$27.87 – $40.76	2,071,455	9.5	$35.81
$7.36 – $40.76	7,431,918	8.1	$20.61

	Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$7.36 – $9.20	2,889,531	6.9	$7.98
$9.21 – $27.86	586,354	8.5	$27.12
$27.87 – $40.76	6,917	8.8	$28.50
$7.36 – $40.76	3,482,802	7.1	$11.25

The weighted-average grant-date fair values of stock options granted during the quarters ended March 31, 2006 and 2005 was $12.13 and $8.31, respectively. The aggregate intrinsic value of stock options

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

6.   Stock-Based Compensation (Continued)

outstanding and exercisable at March 31, 2006 was $129.7 million and $93.3 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2005 was $146.3 million and $69.9 million, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $20.6 million and $19.4 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the average of the intraday high and low market prices of the Company’s common stock during the quarters ended March 31, 2006 and 2005, respectively.

As of March 31, 2006 and December 31, 2005, there were 9,045 restricted stock units outstanding with a weighted-average grant date fair value of $35.94. No restricted stock units were vested as of March 31, 2006.

Pro Forma Information Under SFAS 123 for the Prior Period

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards during the quarter ended March 31, 2005 (in millions, except per share data):

Quarter Ended March 31, 2005
Net income available for common stock as reported	$25.2
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1.0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3.1)
Pro forma net income	$23.1
Basic as reported	$0.29
Basic pro forma	$0.27
Diluted as reported	$0.27
Diluted pro forma	$0.25

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

6.   Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

The Company has a stock purchase plan that operates in accordance with Internal Revenue Code Section 423 whereby all employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month option period ending May 28 and November 28. Prior to January 1, 2006, the Company was not required to recognize compensation expense for the discount feature of the plan. In accordance with the adoption of SFAS 123R on January 1, 2006, the Company recognized $0.7 million of pretax and after tax stock-based compensation expense related to this plan during the quarter ended March 31, 2006.

7.   Retirement Programs

The components of net periodic benefit cost recognized were as follows (in millions):

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Service cost	$4.4	$4.1
Interest cost	4.3	4.1
Expected return on plan assets	(4.0)	(3.6)
Recognized net actuarial loss	0.5	0.2
Net periodic benefit cost	$5.2	$4.8

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing clinical diagnostic products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International, and Global Operations. GCM-Americas and GCM-International are the Company’s sales and service organizations. For the Company’s reporting purposes, Americas includes North and South America. The United States comprises approximately ninety percent of the Americas segment’s results. International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing, distribution and research and development activities, which occur primarily in the United States and Germany, and accordingly does not recognize significant revenues.

Revenue by segment for the quarters ended March 31, 2006 and 2005 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter ended March 31, 2006
Revenue from external customers:
Core Chemistry	$154.3	$117.1	$3.6	$275.0
Hemostasis	35.3	41.6	—	76.9
Microbiology	22.4	13.7	—	36.1
Infectious Disease	1.6	19.7	—	21.3
Non-Core Products	1.9	2.4	2.1	6.4
Total	$215.5	$194.5	$5.7	$415.7
Quarter ended March 31, 2005
Revenue from external customers:
Core Chemistry	$144.7	$120.8	$1.8	$267.3
Hemostasis	33.0	42.9	—	75.9
Microbiology	23.3	15.4	—	38.7
Infectious Disease	1.6	20.0	—	21.6
Non-Core Products	3.4	3.0	3.0	9.4
Total	$206.0	$202.1	$4.8	$412.9

Earnings before interest and income tax expense (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information by segment for the quarters ended March 31, 2006 and 2005 is summarized as follows (in millions):

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

8.   Business Segment and Geographic Information (Continued)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Depreciation and amortization
GCM-Americas	$7.4	$6.5
GCM-International	15.4	16.4
Global Operations	12.4	14.6
Total Segment depreciation and amortization	35.2	37.5
All Other(1) depreciation and amortization	1.8	3.9
Total	$37.0	$41.4
Segment EBIT
GCM-Americas	$88.4	$83.1
GCM-International	64.0	69.8
Global Operations	(71.7)	(74.2)
Total Segment EBIT	80.7	78.7
All Other(1) EBIT	(21.0)	(27.2)
Less: interest expense, net	(5.3)	(11.5)
Income before income tax expense	$54.4	$40.0

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Goodwill at December 31, 2005 aggregated $187.8 million, and was allocated as follows: $141.1 million to Global Operations and $46.7 million to Global Customer Management-Americas. Goodwill at March 31, 2006 aggregated $187.4 million, and was allocated as follows: $140.8 million to Global Operations and $46.6 million to Global Customer Management-Americas.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Dade Behring Holdings’, Inc. 2005 Annual Report on Form 10-K contains management’s discussion and analysis of the Company’s financial condition and results of operation as of and for the year ended December 31, 2005. The following management’s discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2005 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known. Dade Behring Holdings, Inc. is also referred to as “we”, “us”, and “our” throughout this Form 10-Q.

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

Factors That Could Affect Future Results

Factors that could affect future results include, without limitation, competition, the effect of potential healthcare reform, changes in our business strategy or plans, changes in foreign currency exchange rates, increases in the floating interest rate under our revolving credit facility, changes in our policy regarding interest rate and currency movements and the availability of capital and trade credit to fund our business.

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in Part II Item 1A. of this document.

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

We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006. The Company’s financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

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

Net Sales.   Net sales for the quarter ended March 31, 2006 totaled $415.7 million as compared to $412.9 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	March 31, 2006	March 31, 2005	% Change
GCM-Americas	$215.5	$206.0	4.6%
GCM-International	194.5	202.1	-3.8%
Global Operations	5.7	4.8	18.8%
Total	$415.7	$412.9	0.7%

Adjusting for the unfavorable impact of foreign currency rate changes of $14.0 million, 2006 sales increased $16.8 million or 4.2% for the quarter. On a constant currency basis, sales increased $7.9 million or 3.8% in GCM-Americas and increased $7.9 million or 4.2% across GCM-International locations. On a geographic basis, constant currency sales growth was 4.6% in the U.S. and 3.9% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $15.6 million or 6.0% increase in core chemistry sales primarily driven by strong Dimension® product sales in GCM-Americas locations. The growth can also be attributed in part to a $4.2 million or 5.8% increase in hemostasis product sales and a $1.1 million or 5.2% increase in infectious disease diagnostics. This growth was partially offset by a $1.5 million or 3.9% decrease in microbiology product sales, and a  $2.7 million or 29.8% decrease in sales of non-core products across all segments. Non-core products include royalties, third-party products and end-of-life products that we do not consider to be part of our core strategy and, as a result, are expected to have flat or declining sales over time.

Our worldwide installed base of instruments grew to 38,800 as of March 31, 2006, representing growth of 1.7% for the quarter and an 8.4% increase since March 31, 2005. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL Max and Dimension® Xpand® Plus instruments, our Stratus® CS Acute Care™ Diagnostic System for cardiac testing and the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer (PFA). For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing our existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended March 31, 2006 increased $9.4 million to $232.6 million as compared to $223.2 million in the corresponding prior year period. On a constant currency basis, gross profit increased $17.7 million. Gross profit margin for the quarter ended March 31, 2006 was 56.0% as compared to 54.1% in the corresponding prior year period. The 1.9 percentage point margin improvement is attributable to manufacturing cost efficiencies and favorable product mix (2.2 percentage points), offset by 0.2 percentage points of unfavorable foreign currency changes and 0.1 percentage points of incremental stock-based compensation expense incurred as a result of the adoption of SFAS 123R.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended March 31, 2006 increased $2.0 million to $137.2 million, or 33.0% of sales, as compared to $135.2 million, or 32.7% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses increased $6.9 million or 5.3% over the corresponding prior year period. Of the total increase, $2.3 million is due to incremental stock-based compensation expense incurred as a result of the adoption of SFAS 123R. The remaining $4.6 million increase was primarily due to costs to build our sales and marketing infrastructure for the Dimension Vista™ System and investments in current resources and processes to support the higher revenues.

Research and Development Expenses.   Research and development expenses for the quarter ended March 31, 2006 totaled $37.4 million (9.0% of sales) and were 11.6% higher than the prior year. On a constant currency basis, research and development expenses increased $4.7 million or 14.3% over the corresponding prior year period. Of the total increase $0.7 million is due to incremental stock-based compensation expense. The remaining $4.0 million increase is attributable to investments in new product development, such as the Dimension Vista™ System for the high-volume testing segment, and new assays for all product lines. We anticipate commercialization of the Dimension Vista™ System in late October of 2006, with a limited release between October 2006 and March 2007 and expanded placements beginning in the second quarter of 2007. Thus, we expect little to no revenue impact in 2006 and expect market penetration and revenue to increase over the course of 2007.

Income from Operations.   Income from operations for the quarter ended March 31, 2006 increased $3.5 million to $58.0 million compared to $54.5 million in the prior year. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by higher marketing and administrative expenses, stock-based compensation expense and research and development spending.

Interest Expense.   Interest expense for the quarter ended March 31, 2006 totaled $6.4 million, a $6.0 million reduction over the corresponding prior year period. This change is primarily due to lower costs of borrowing. During the quarter ended June 30, 2005, we redeemed our 11.91% senior subordinated notes and entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. These debt refinancing activities reduced our borrowing costs in 2006 compared to 2005.

Income Taxes.   Income tax expense of $20.2 million, representing an effective rate of 37.1%, was recorded in the quarter ended March 31, 2006, as compared to $14.8 million, representing an effective tax rate of 37.0%, in the quarter ended March 31, 2005.

Net Income.   The net income for the quarter ended March 31, 2006 was $34.2 million as compared to $25.2 million in the prior year, an increase of $9.0 million, or 35.7%. The increase in net income is primarily attributable to higher income from operations and lower interest expense, partially offset by higher income tax and stock-based compensation expense.

Liquidity and Capital Resources

For the quarters ended March 31, 2006 and 2005, operating activities provided cash of $75.0 million and $50.8 million, respectively. The increase is primarily due to higher net income and an increase in cash inflows from changes in working capital in 2006 as compared to 2005. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. During the quarter ended March 31, 2005, changes in accounts receivable negatively impacted cash flows by $18.0 million. However, primarily as a result of more incremental accounts receivable factoring during 2006, changes in accounts receivable positively impacted cash flows by $12.8 million for the quarter ended March 31, 2006. On a constant currency basis, our utilization of factoring facilities increased by $12.2 million and decreased by $5.6 million during the quarters ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the amount drawn on our factoring facilities was $115.1 million. During the quarter ended March 31, 2006, changes in inventory negatively impacted cash flows by $11.4 million as a result of building inventory to support the higher level of revenues in 2006.

When selling instruments to customers, we may enter into sales-type lease transactions. We sell certain lease receivables to a financial institution, and collect these receivables on their behalf for a nominal fee. During the quarters ended March 31, 2006 and 2005, $10.0 million and $18.7 million of lease receivables were sold to the financial institution, respectively. These sales resulted in losses of $0.3 million and $0.9 million, respectively. The losses are included in other expense on the accompanying statement of operations. At March 31, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $13.8 million and $12.3 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively. We expect the amount of lease receivables we sell in 2006 to be lower than 2005 as changes in customer contract terms are causing a shift away from sales-type leases to operating leases. This shift to operating leases may result in both lower instrument revenue and decreased cash flow in the short term as revenue will be recognized and cash received over the term of the lease instead of at the inception of the lease.

Net cash flow used for investing activities total $36.2 million and $27.7 million for the quarters ended March 31, 2006 and 2005, respectively, and is primarily for capital expenditures. The increase in capital expenditures is due primarily to an increase in the placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues. We expect this trend to continue throughout 2006.

Financing activities for the quarter ended March 31, 2006 used net cash of $55.7 million, versus $37.1 million for the quarter ended March 31, 2005. The increase in cash used is primarily due to repurchases of common stock and dividend payments, partially offset by lower repayments of borrowings in 2006 as compared to 2005 and excess tax benefits from stock-based compensation. We used $64.5 million of cash to purchase our common stock and paid $4.4 million in dividends during the quarter ended March 31, 2006. During 2005, we repaid $40.0 million of borrowings under our former credit facility. We also reclassified $6.9 million of excess tax benefits from stock-based compensation from operating activities to financing activities in accordance with the adoption of SFAS 123R on January 1, 2006.

In February 2006, the Board of Directors increased our quarterly dividend from $0.03 to $0.05 per common share and authorized us to purchase an incremental 5 million shares of common stock under our stock repurchase program which was initiated during 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Prior to January 1, 2006, we accounted for our stock-based compensation plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with APB 25 and related interpretations. We recognized $1.5 million of stock-based compensation expense during the first quarter of 2005 in accordance with APB 25 accounting. On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. After adoption of SFAS 123R, we recognized a total of $5.0 million of stock-based compensation expense for the quarter ended March 31, 2006, which includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. During 2006 and 2005, the Company used a lattice-based model to measure fair value. We currently estimate that we will recognize approximately $22 to $25 million of total stock-based compensation expense during 2006 as a result of the adoption of SFAS 123R. The weighting of the expense will be heavier in the fourth quarter of 2006 versus the first three quarters given our stock option grants have historically occurred on October 1 of each year. The total unrecognized stock-based compensation cost as of March 31, 2006 was $28.1 million, and will be recognized over a weighted average of 2.1 years.

Critical Accounting Policies

We account for stock-based compensation in accordance with SFAS 123R. Pursuant to the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of the stock option, volatility, and the amount of share-based awards that can be expected to be forfeited. Our estimates were based on our historical experience with stock-based compensation awards.

There have been no other significant changes in our accounting estimates described under the caption “Critical Accounting Policies,” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2005 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 2006. No material changes in the Company’s market risk have occurred since December 31, 2005.

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

Changes in Internal Control Over Financial Reporting.   In early March we completed implementation of a new warehouse managment system at our Delaware Distribution Center.

PART II

ITEM 1A.        RISK FACTORS.

The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed other than as set forth below.

Changes in our business strategy or plans may adversely affect our operating results and financial condition.

In early March the Company replaced the warehouse management system at its Delaware Distribution Center (“DDC”) with the ultimate goal of providing enhanced capabilities and services to its customers. Initially the implementation fell short of expectations and shipments to a significant number of U.S. and Puerto Rico customers were delayed. The Company has applied additional resources to restore normal product delivery schedules while process changes at the DDC were implemented. Customer service is a key competitive factor in the diagnostics industry. If customer confidence that the Company can reliably deliver products becomes diminished, establishing new customer relationships and securing contract renewals will become more difficult.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2006 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased(a)	Share	Programs(a)	Programs(a)
January 1–31, 2006	327,874	$40.07	327,874	—
February 1–28, 2006	1,181,334	$37.12	1,181,334	—
March 1–31, 2006	138,494	$36.11	138,494	—
Total	1,647,702	$37.62	1,647,702	5,326,504

(a)           In 2005, the Company announced that the Board of Directors approved a stock repurchase program of up to 5 million shares. In February 2006, the Board of Directors authorized the Company to purchase an incremental 5 million shares of common stock under this program. The remaining shares available for purchase reflects the 2006 increase in authorized shares.

ITEM 6                   EXHIBITS

(a)           Exhibits

31.1                Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification of John M. Duffey, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                Certification of John M. Duffey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
	By:	/s/ JOHN M. DUFFEY
John M. Duffey
Chief Financial Officer
May 1, 2006

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