Form 10-Q
period 2006-06-30
DADE BEHRING HOLDINGS INC
filed 2006-08-09
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒    No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding on July 31, 2006: 85,937,518

DADE BEHRING HOLDINGS, INC.
JUNE 30, 2006 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$23.4	$34.6
Accounts receivable, net	355.2	315.7
Inventories	187.2	165.0
Prepaid expenses and other current assets	21.7	24.5
Deferred income taxes	51.6	54.2
Total current assets	639.1	594.0
Property, plant and equipment, net	452.1	429.5
Deferred income taxes	200.0	199.3
Identifiable intangible assets, net	351.0	356.9
Goodwill	176.7	187.8
Other assets	31.2	33.1
Total assets	$1,850.1	$1,800.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$9.3	$5.5
Accounts payable	68.0	75.4
Accrued liabilities	249.2	248.8
Total current liabilities	326.5	329.7
Long-term debt	418.6	386.0
Deferred income taxes	20.2	16.6
Other liabilities	178.2	159.9
Total liabilities	943.5	892.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 150,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; 86,272,714 and 88,029,061 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	623.5	708.8
Unearned stock-based compensation	—	(3.6)
Retained earnings	259.4	196.3
Accumulated other comprehensive income	22.8	6.0
Total shareholders’ equity	906.6	908.4
Total liabilities and shareholders’ equity	$1,850.1	$1,800.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$444.5	$423.5
Cost of goods sold	198.3	181.4
Gross profit	246.2	242.1
Operating costs and expenses:
Marketing and administrative expenses	141.2	140.8
Research and development expenses	41.1	34.5
Income from operations	63.9	66.8
Other income (expense):
Interest expense	(5.7)	(18.1)
Interest income	1.4	1.7
Foreign exchange loss	(1.7)	(0.1)
Loss on redemption/purchase of senior subordinated notes	—	(24.0)
Other	(0.1)	—
Income before income tax expense	57.8	26.3
Income tax expense	20.2	9.2
Net income	37.6	17.1
Other comprehensive income (loss):
Foreign currency translation adjustments	12.7	(14.8)
Net gain (loss) on derivative instruments and marketable securities, net of income tax	(1.3)	7.0
Other comprehensive income (loss)	11.4	(7.8)
Comprehensive income	$49.0	$9.3
Basic net income per common share:	$0.43	$0.19
Diluted net income per common share:	$0.43	$0.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$860.2	$836.4
Cost of goods sold	381.4	371.1
Gross profit	478.8	465.3
Operating costs and expenses:
Marketing and administrative expenses	278.4	276.0
Research and development expenses	78.5	68.0
Income from operations	121.9	121.3
Other income (expense):
Interest expense	(12.1)	(30.5)
Interest income	2.5	2.6
Foreign exchange gain (loss)	0.3	(2.3)
Loss on redemption/purchase of senior subordinated notes	—	(24.0)
Other	(0.4)	(0.8)
Income before income tax expense	112.2	66.3
Income tax expense	40.4	24.0
Net income	71.8	42.3
Other comprehensive income (loss):
Foreign currency translation adjustments	18.1	(27.3)
Net gain (loss) on derivative instruments and marketable securities, net of income tax	(1.3)	11.5
Other comprehensive income (loss)	16.8	(15.8)
Comprehensive income	$88.6	$26.5
Basic net income per common share:	$0.82	$0.48
Diluted net income per common share:	$0.81	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in millions, except share-related data)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Stock-Based	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2005	88,029,061	$0.9	$708.8	$(3.6)	$196.3	$6.0	$908.4
Net income	—	—	—	—	71.8	—	71.8
Dividends paid ($.10 per common share)	—	—	—	—	(8.7)	—	(8.7)
Repurchase of common stock	(3,238,730)	—	(122.0)	—	—	—	(122.0)
Issuance of stock- employee share purchase program	162,068	—	5.2	—	—	—	5.2
Impact of adopting SFAS 123R	—	—	(3.6)	3.6	—	—	—
Exercise of stock options	1,320,315	—	11.4	—	—	—	11.4
Stock-based compensation expense	—	—	10.0	—	—	—	10.0
Excess tax benefits from stock-based compensation	—	—	13.7	—	—	—	13.7
Net loss on derivative instruments and marketable securities, net of income taxes	—	—	—	—	—	(1.3)	(1.3)
Cumulative translation adjustment	—	—	—	—	—	18.1	18.1
Balance at June 30, 2006	86,272,714	$0.9	$623.5	$—	$259.4	$22.8	$906.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$71.8	$42.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	77.0	88.7
Net loss on disposal of fixed assets	2.6	1.1
Stock-based compensation expense	10.0	2.6
Deferred income taxes	16.8	12.6
Changes in balance sheet items:
Accounts receivable, net	(27.3)	(28.5)
Inventories	(12.9)	(12.8)
Prepaid expenses and other current assets	(2.5)	(4.3)
Accounts payable	(9.5)	(2.1)
Accrued liabilities	(7.5)	(19.4)
Other, net	10.0	25.5
Net cash flow provided by operating activities	128.5	105.7
Investing Activities:
Capital expenditures	(75.0)	(58.5)
Investment in licensing agreements	(0.6)	(2.2)
Net cash flow utilized for investing activities	(75.6)	(60.7)
Financing Activities:
Net borrowings (repayments) related to short-term debt	3.6	(7.5)
Repayments of borrowings under former bank credit agreement	—	(158.3)
Redemption/purchase of senior subordinated notes	—	(275.0)
Borrowings under new revolving credit facility	323.7	452.1
Repayments of borrowings under new revolving credit facility	(291.1)	(56.1)
Payment of debt issuance costs	—	(2.7)
Proceeds from exercise of stock options	11.4	10.8
Proceeds from employee stock purchase plan	5.2	4.7
Excess tax benefits from stock-based compensation	12.9	—
Repurchases of common stock	(121.8)	—
Dividends paid	(8.7)	(2.7)
Net cash flow utilized for financing activities	(64.8)	(34.7)
Effect of foreign exchange rates on cash	0.7	(0.8)
Net increase (decrease) in cash and cash equivalents	(11.2)	9.5
Cash and Cash Equivalents:
Beginning of Period	34.6	30.0
End of Period	$23.4	$39.5

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

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2005, consolidated financial statements of the Company included in the Company’s 2005 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances to conform to the current year presentation. Furthermore, all share and per share amounts have been restated to reflect the impact of the two-for-one stock split in August 2005. The financial statements for the quarter and six-months ended June 30, 2006, include the impact of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and six-months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005
Net income	$37.6	$17.1
Weighted average outstanding common shares
Basic	86,906,866	88,774,452
Effect of dilutive securities (primarily stock options)	1,354,731	4,457,766
Diluted	88,261,597	93,232,218
Basic net income per share	$0.43	$0.19
Diluted net income per share	$0.43	$0.18

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
Net income	$71.8	$42.3
Weighted average outstanding common shares
Basic	87,348,356	88,392,716
Effect of dilutive securities (primarily stock options)	1,561,750	4,598, 774
Diluted	88,910,106	92,991,490
Basic net income per share	$0.82	$0.48
Diluted net income per share	$0.81	$0.45

Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, requiring a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of the adoption of FIN 48 on its future consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. As a result of the adoption, stock-based compensation expense recognized during the quarter and six-months ended June 30, 2006, includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

3.   Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead costs. Market for raw materials is based on replacement costs

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

and, for other inventory classifications, on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consist of the following (in millions):

	June 30, 2006	December 31, 2005
Raw materials	$29.9	$27.3
Work-in-process	34.2	33.0
Finished products	123.1	104.7
Total inventories	$187.2	$165.0

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		June 30, 2006			December 31, 2005
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	130.9	$(50.6)	80.3	127.2	$(42.7)	84.5
Developed technology	6 to 10	144.0	(73.3)	70.7	136.0	(61.0)	75.0
Internally developed software	5 to 10	76.2	(25.3)	50.9	69.5	(21.2)	48.3
Patents	9 to 11	22.6	(8.5)	14.1	20.8	(6.7)	14.1
		$508.7	$(157.7)	$351.0	$488.5	$(131.6)	$356.9

Amortization expense totaled $11.0 million for each of the quarters ended June 30, 2006 and 2005, and $21.8 million and $22.1 million for the six-months ended June 30, 2006 and 2005, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2007 through 2011 is as follows: $42.5 million, $38.2 million, $27.4 million, $17.9 million and $8.2 million, respectively.

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. The Company sells certain lease receivables to a financial institution, and collects these receivables on their behalf  for a nominal fee. During the quarters ended June 30, 2006 and 2005, $12.7 million and $14.3 million of lease receivables were sold to the financial institution, respectively. During the six-months ended June 30, 2006 and 2005, $22.7 million and $33.0 million of lease receivables were sold to the financial institution, respectively. These sales resulted in gains of $0.6 million and losses of $0.4 million for the quarters ended June 30, 2006 and 2005, respectively, and gains of $0.3 million and losses of $1.3 million for the six-months ended June 30, 2006 and 2005, respectively. The gains and losses are included in other income/expense on the accompanying statement of operations. At June 30, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.4 million and $12.3 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

6.   Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with APB 25 and related interpretations. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. The Company’s financial statements as of and for the quarter and six-months ended June 30, 2006, reflect the impact of adopting SFAS 123R. Prior periods were not restated to reflect the impact of adopting the standard.

The Company’s 2002 plan of reorganization included equity compensation plans which provided for the issuance of a fixed number of stock options with predetermined strike prices.  The equity compensation plans and the option strike prices were approved by all voting classes of creditors and by the bankruptcy court, effective October 3, 2002. A portion of the stock options authorized in 2002 were granted to participants in 2003 and 2004 when the market value of the Company’s common stock was higher than the predetermined strike prices. As a result, during the quarter and six-months ended June 30, 2005, the Company recognized $0.7 million and $1.6 million of total stock-based compensation expense, respectively, net of income tax benefits of $0.4 million and $1.0 million, respectively, in accordance with APB 25. During the quarter and six-months ended June 30, 2006, the Company recognized $3.2 million and $6.5 million of total stock-based compensation expense, respectively, net of income tax benefits of $1.8 million and $3.5 million, respectively, in accordance with SFAS 123R. If the Company had not adopted SFAS 123R during the quarter and six-months ended June 30, 2006, it would have recognized stock-based compensation expense under APB 25 of $0.6 million and $1.2 million, respectively, net of income tax benefits of $0.4 million and $0.8 million, respectively. The incremental SFAS 123R expense of $2.6 million and $5.3 million, respectively, net of tax benefits of $1.4 million and $2.7 million, respectively, reduced basic and diluted net income per share by $0.03 and $0.06, respectively, during the quarter and six-months ended June 30, 2006.

During the quarter ended June 30, 2006, the components of pre-tax stock-based compensation expense consisted of $4.2 million for stock options, $0.7 million for the employee stock purchase plan and $0.1 million for restricted stock units. During the six-months ended June 30, 2006, the components of pre-tax stock-based compensation expense consisted of $8.5 million for stock options, $1.4 million for the employee stock purchase plan and $0.1 million for restricted stock units. In 2005, all stock-based compensation expense resulted from stock options. Total unrecognized stock-based compensation expense as of June 30, 2006, was $25.6 million, and will be recognized over a weighted average of 2.0 years.

Prior to the adoption of SFAS 123R, all tax benefits from the exercise of stock options were reported as operating cash flows in the Company’s consolidated statements of cash flows. In accordance with SFAS 123R, the Company will prospectively report excess tax benefits from the exercise of stock options as cash flows from financing activities. The total tax benefits for the quarter and six-months ended June 30, 2006, were $6.1 million and $13.7 million, respectively, of which $6.0 million and $12.9 million are excess tax benefits and reported as cash flows from financing activities, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

Stock Option and Restricted Stock Unit Plans

The Company’s stock option and restricted stock unit plans are described in Note 9 of the Company’s 2005 Annual Report on Form 10-K. For grants made in 2006 and 2005, the fair value of stock options was estimated on the grant date using a lattice-based option pricing model. The following assumptions used in the model were derived from company-specific historical information:

	2006	2005
Expected life (years)	5	5
Risk-free interest rate	4.3%	4.2%
Dividend yield	0.3%	0.3%
Volatility	30%	30%

Following is a summary of the activity for the Company’s stock option plans for the six-months ended June 30, 2006:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	8,173,980	$19.57
Options granted	115,000	$37.86
Options exercised	(1,320,315)	$8.61
Options forfeited	(71,613)	$26.53
Options outstanding at June 30, 2006	6,897,052	$21.91

Stock options outstanding at June 30, 2006, and the related weighted-average price and life information is as follows:

	Options Outstanding
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 7.36 – $ 9.20	2,958,670	6.7	$8.24
$ 9.21 – $27.86	1,770,816	8.2	$27.62
$27.87 – $40.76	2,167,566	9.3	$35.89
$ 7.36 – $40.76	6,897,052	7.9	$21.91

	Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 7.36 – $ 9.20	2,322,174	6.6	$7.98
$ 9.21 – $27.86	560,200	8.2	$27.09
$27.87 – $40.76	23,912	8.7	$30.17
$ 7.36 – $40.76	2,906,286	6.9	$11.84

The weighted-average grant-date fair value of stock options granted during the quarters ended June 30, 2006 and 2005, was $11.15 and $9.18, respectively. The weighted-average grant-date fair value of

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

stock options granted during the six-months ended June 30, 2006 and 2005, was $11.27 and $8.82, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2006, was $136.1 million and $86.6 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2005, was $158.7 million and $68.0 million, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005, was $17.4 million and $12.1 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2006 and 2005, was $38.8 million and $31.2 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the average of the intraday high and low market prices of the Company’s common stock during the quarters and six-months ended June 30, 2006 and 2005, respectively.

As of December 31, 2005, there were 9,045 restricted stock units outstanding with a weighted-average grant date fair value of $35.94. During the quarter ended June 30, 2006, 20,000 restricted stock units were granted with a grant date fair value of $38.06. As of June 30, 2006, there were 29,045 restricted stock units outstanding with a weighted-average grant date fair value of $37.40. No restricted stock units were vested as of June 30, 2006.

Pro Forma Information Under SFAS 123 for the Prior Period

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards during the quarter and six-months ended June 30, 2005 (in millions, except per share data):

	Quarter Ended June 30, 2005	Six-Months Ended June 30, 2005
Net income available for common stock as reported	$17.1	$42.3
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	1.6
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.9)	(6.0)
Pro forma net income	$14.9	$37.9
Basic as reported	$0.19	$0.48
Basic pro forma	$0.17	$0.43
Diluted as reported	$0.18	$0.45
Diluted pro forma	$0.16	$0.41

Employee Stock Purchase Plan

The Company has a stock purchase plan that operates in accordance with Internal Revenue Code Section 423 whereby all employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month option period ending May 28 and November 28. Prior to January 1, 2006, the Company was not required to recognize compensation expense for the discount feature of the plan. In accordance with the adoption of SFAS 123R on January 1, 2006, the Company recognized $0.7 million and $1.4 million of pretax and after tax stock-based compensation expense related to this plan during the quarter and six-months ended June 30, 2006, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

7.   Retirement Programs

The components of net periodic benefit cost recognized were as follows (in millions):

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005
Service cost	$4.4	$4.0
Interest cost	4.4	4.0
Expected return on plan assets	(4.1)	(3.5)
Recognized net actuarial loss	0.6	0.2
Net periodic benefit cost	$5.3	$4.7

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
Service cost	$8.8	$8.1
Interest cost	8.7	8.1
Expected return on plan assets	(8.1)	(7.1)
Recognized net actuarial loss	1.1	0.4
Net periodic benefit cost	$10.5	$9.5

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

Revenue by segment for the quarters and six-months ended June 30, 2006 and 2005, is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter Ended June 30, 2006
Revenue from external customers:
Core Chemistry	$165.3	$126.9	$2.9	$295.1
Hemostasis	34.8	45.1	—	79.9
Microbiology	25.0	16.2	—	41.2
Infectious Disease	2.2	19.6	—	21.8
Non-Core Products	1.3	2.4	2.8	6.5
Total	$228.6	$210.2	$5.7	$444.5
Six-Months Ended June 30, 2006
Revenue from external customers:
Core Chemistry	$319.4	$244.3	$6.4	$570.1
Hemostasis	70.1	86.7	—	156.8
Microbiology	47.4	29.9	—	77.3
Infectious Disease	3.8	39.3	—	43.1
Non-Core Products	3.1	4.7	5.1	12.9
Total	$443.8	$404.9	$11.5	$860.2

	GCM Americas	GCM International	Global Operations	Total
Quarter Ended June 30, 2005
Revenue from external customers:
Core Chemistry	$149.5	$124.5	$2.9	$276.9
Hemostasis	33.2	42.6	—	75.8
Microbiology	23.6	16.7	—	40.3
Infectious Disease	1.5	21.2	—	22.7
Non-Core Products	2.3	2.9	2.6	7.8
Total	$210.1	$207.9	$5.5	$423.5
Six-Months Ended June 30, 2005
Revenue from external customers:
Core Chemistry	$294.3	$245.3	$4.6	$544.2
Hemostasis	66.1	85.6	—	151.7
Microbiology	46.9	32.1	—	79.0
Infectious Disease	3.2	41.1	—	44.3
Non-Core Products	5.7	6.0	5.5	17.2
Total	$416.2	$410.1	$10.1	$836.4

Earnings before interest and income tax expense (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

by segment for the quarters and six-months ended June 30, 2006 and 2005, is summarized as follows (in millions):

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005
Depreciation and amortization
GCM-Americas	$7.4	$6.7
GCM-International	17.2	15.4
Global Operations	13.3	14.4
Total Segment depreciation and amortization	37.9	36.5
All Other(1) depreciation and amortization	2.1	10.8
Total	$40.0	$47.3
Segment EBIT
GCM-Americas	$93.8	$89.2
GCM-International	70.3	75.9
Global Operations	(73.0)	(71.7)
Total Segment EBIT	91.1	93.4
All Other(1) EBIT	(29.0)	(50.7)
Less: interest expense, net	(4.3)	(16.4)
Income before income tax expense	$57.8	$26.3

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
Depreciation and amortization
GCM-Americas	$14.8	$13.1
GCM-International	32.6	31.8
Global Operations	25.7	29.0
Total Segment depreciation and amortization	73.1	73.9
All Other(1) depreciation and amortization	3.9	14.8
Total	$77.0	$88.7
Segment EBIT
GCM-Americas	$182.2	$172.4
GCM-International	134.3	145.6
Global Operations	(144.7)	(145.8)
Total Segment EBIT	171.8	172.2
All Other(1) EBIT	(50.0)	(78.0)
Less: interest expense, net	(9.6)	(27.9)
Income before income tax expense	$112.2	$66.3

(1)       Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Goodwill at December 31, 2005, aggregated $187.8 million, and was allocated as follows: $141.1 million to Global Operations and $46.7 million to Global Customer Management-Americas. Goodwill at June 30, 2006, aggregated $176.7 million, and was allocated as follows: $132.7 million to Global Operations and $44.0 million to Global Customer Management-Americas. The change in goodwill balance during the first six months of 2006 is primarily due to reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Per the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the reductions in valuation allowances were credited first to goodwill.

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

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and in Part II Item 1A. of this document.

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

We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006. The Company’s financial statements as of and for the quarter and six-months ended June 30, 2006, reflect the impact of adopting SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

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

Net Sales.   Net sales for the quarter ended June 30, 2006, totaled $444.5 million as compared to $423.5 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	June 30, 2006	June 30, 2005	% Change
GCM-Americas	$228.6	$210.1	8.8%
GCM-International	210.2	207.9	1.1%
Global Operations	5.7	5.5	3.6%
Total	$444.5	$423.5	5.0%

On both a reported and constant currency basis, 2006 sales increased $21.0 million or 5.0% for the quarter. On a constant currency basis, sales increased $17.8 million or 8.5% in GCM-Americas and increased $3.8 million or 1.8% across GCM-International locations. On a geographic basis, sales growth was 6.8% in the U.S. and 3.5% on a constant currency basis across all non-U.S. locations.

The overall sales increase on a constant currency basis is primarily due to a $18.3 million or 6.5% increase in core chemistry sales primarily driven by strong Dimension® product sales in GCM-Americas locations. The growth can also be attributed in part to a $3.9 million or 5.2% increase in hemostasis product sales and a $1.4 million or 3.5% increase in microbiology product sales. This growth was partially offset by a $0.9 million or 4.1% decrease in infectious disease diagnostics and a $1.7 million or 21.0% decrease in sales of non-core products across all segments. Non-core products include royalties, third-party products and end-of-life products that we do not consider to be part of our core strategy and, as a result, are expected to have flat or declining sales over time.

Our worldwide installed base of instruments grew to 39,300 as of June 30, 2006, representing growth of 1.3% for the quarter and 7.5% since June 30, 2005. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL Max and Dimension® Xpand® Plus instruments, our Stratus® CS Acute Care™ Diagnostic System for cardiac testing and the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer. For microbiology, new installations of our MicroScan® WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing our existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended June 30, 2006, increased $4.1 million to $246.2 million as compared to $242.1 million in the corresponding prior year period. On a constant currency basis, gross profit increased $3.9 million. Gross profit margin for the quarter ended June 30, 2006, was 55.4% compared to 57.2% in the corresponding prior year period. The 1.8 percentage point margin decrease is attributable to 1.3 percentage points of unfavorable product mix, 0.4 percentage points of fixed asset write-offs and 0.1 percentage points of incremental stock-based compensation expense incurred as a result of the adoption of SFAS 123R in 2006.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended June 30, 2006, increased $0.4 million to $141.2 million, or 31.8% of sales, as compared to $140.8 million, or 33.2% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses increased $0.7 million or 0.5% over the corresponding prior year period. The increase is due to $2.7 million of incremental stock-based compensation expense and higher sales and distribution expenses, offset by lower general and administrative expenses.

Research and Development Expenses.   Research and development expenses for the quarter ended June 30, 2006, totaled $41.1 million (9.2% of sales) and were $6.6 million or 19.1% higher than the prior year. Of the total increase, $0.7 million is due to incremental stock-based compensation expense. The remaining $5.9 million increase is primarily attributable to investments in new product development, such as the Dimension Vista™ System for the high-volume testing segment, and new assays for all product lines. We anticipate commercialization of the Dimension Vista™ System in late October of 2006, with a limited release between October 2006 and March 2007 and expanded placements beginning in the second quarter of 2007. Thus, we expect little to no revenue impact in 2006 and expect market penetration and revenue to increase over the course of 2007.

Income from Operations.   Income from operations for the quarter ended June 30, 2006, decreased $2.9 million to $63.9 million compared to $66.8 million in the prior year. The decrease in income from operations is due primarily to higher research and development spending, higher stock-based compensation expense and lower gross profit margins, offset by increased revenues.

Interest Expense.   Interest expense for the quarter ended June 30, 2006, totaled $5.7 million, a $12.4 million reduction over the corresponding prior year period. This change is primarily due to lower costs of borrowing. During the quarter ended June 30, 2005, we redeemed our 11.91% senior subordinated notes and entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. In conjunction with the repayment of the amounts outstanding under the old facility in April 2005, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the quarters ended June 30, 2006 and 2005, debt issuance costs amortization expenses of $0.1 million and $8.4 million were recorded related to the new and former credit facilities, respectively. These debt refinancing activities reduced our borrowing costs in 2006 compared to 2005.

Foreign Exchange Loss.   During the quarters ended June 30, 2006 and 2005, we incurred foreign exchange losses of $1.7 million and $0.1 million, respectively. In 2006, we recognized a loss of $2.1 million on the revaluation of Turkey’s intercompany accounts as a result of the significant decline in the Turkish lira. No such loss was incurred during 2005.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the quarter ended June 30, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations.

Income Taxes.   Income tax expense of $20.2 million, representing an effective rate of 35.0%, was recorded in the quarter ended June 30, 2006, as compared to $9.2 million, representing an effective tax rate of 35.1%, in the quarter ended June 30, 2005.

Net Income.   Net income for the quarter ended June 30, 2006, was $37.6 million compared to $17.1 million in the prior year, an increase of $20.5 million, or 119.9%. The increase in net income is primarily attributable to lower interest expense in 2006 and the losses on the redemption of our senior subordinated notes and higher amortization of debt issuance costs incurred during 2005, partially offset by lower operating income.

Six-Months Ended June 30, 2006 Compared to Six-Months Ended June 30, 2005

Net Sales.   Net sales for the six-months ended June 30, 2006, totaled $860.2 million as compared to $836.4 million in the corresponding prior year six-months.

Sales for each segment were as follows (in millions):

	Six-Months Ended
	June 30, 2006	June 30, 2005	% Change
GCM-Americas	$443.8	$416.2	6.6%
GCM-International	404.9	410.1	(1.3)%
Global Operations	11.5	10.1	13.9%
Total	$860.2	$836.4	2.8%

Adjusting for the unfavorable impact of foreign currency rate changes of $14.0 million, 2006 sales increased $37.8 million or 4.6% for the six-months. On a constant currency basis, sales increased $25.5 million or 6.1% in GCM-Americas and increased $12.0 million or 3.0% across GCM-International locations. On a geographic basis, constant currency sales growth was 5.6% in the U.S. and 3.7% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $34.2 million or 6.3% increase in core chemistry sales primarily driven by strong Dimension® product sales in GCM-Americas locations. The growth can also be attributed in part to a $8.1 million or 5.5% increase in hemostasis product sales globally, offset by a $4.5 million or 25.6% decrease in sales of non-core products across all segments.

Our worldwide installed base of instruments grew 3.1% during the six-months ended June 30, 2006. Growth in the installed base of Dimension® RxL Max™ and Dimension® Xpand® Plus instruments continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer. For microbiology, new installations of our MicroScan® WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from customers utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the six-months ended June 30, 2006, increased $13.5 million to $478.8 million compared to $465.3 million in the corresponding prior year period. On a constant currency basis, gross profit increased $21.6 million. Gross profit margin for the six-months ended June 30, 2006 was 55.7% as compared to 55.6% in the corresponding prior year period. Manufacturing cost efficiencies and favorable product mix of 0.5 percentage points were offset by 0.2 percentage points of fixed asset write-offs, 0.1 percentage points of incremental stock-based compensation expense and 0.1 percentage points of unfavorable foreign currency changes.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the six-months ended June 30, 2006, increased $2.4 million to $278.4 million, or 32.4% of sales, compared to $276.0 million, or 33.0% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses increased $7.7 million or 2.8% over the corresponding prior year period. Of the total increase, $5.2 million resulted from incremental stock-based compensation expense. The remaining $2.5 million increase was primarily due to investments in current resources and processes to support the higher level of revenues being achieved and costs to build our sales and marketing infrastructure for the Dimension Vista™ System and increased distribution expenses.

Research and Development Expenses.   Research and development expenses for the six-months ended June 30, 2006, totaled $78.5 million (9.1% of sales) and were $10.5 million or 15.4% higher than the prior year period. On a constant currency basis, research and development expenses increased $11.3 million or 16.8% over the corresponding prior year period. Of the total increase, $1.3 million is due to incremental stock-based compensation expense. The remaining $10.0 million increase is attributable to investments in new product development, such as the Dimension Vista™ System for the high-volume testing segment, and new assays for all product lines.

Income from Operations.   Income from operations for the six-months ended June 30, 2006, increased $0.6 million to $121.9 million compared to $121.3 million in the prior year period. The increase in income from operations is due primarily to the impacts of improved gross profit, offset by increased marketing and administrative expenses and research and development spending.

Interest Expense.   Interest expense for the six-months ended June 30, 2006, totaled $12.1 million, an $18.4 million reduction over the corresponding prior year period. During the quarter ended June 30, 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. In conjunction with the repayment of the amounts outstanding under the old facility in April 2005, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the six-months ended June 30, 2006 and 2005, debt issuance costs amortization expenses of $0.3 million and $10.0 million were recorded related to the new and former credit facilities, respectively. These debt refinancing activities reduced our borrowing costs in 2006 compared to 2005.

Foreign Exchange Gain (Loss).   During the six-months ended June 30, 2006 and 2005, we incurred foreign exchange gains of $0.3 million and losses of $2.3 million, respectively. During the quarter ended June 30, 2006, we recognized a loss of $2.1 million on the revaluation of Turkey’s intercompany accounts as a result of the significant decline in the Turkish lira. No such loss was incurred during 2005.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the six-months ended June 30, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations.

Income Taxes.   Income tax expense of $40.4 million, representing an effective rate of 36.0%, was recorded in the six-months ended June 30, 2006, as compared to $24.0 million, representing an effective tax rate of 36.2%, in the six-months ended June 30, 2005. The decrease in the effective tax rate is primarily due to the impact of valuation allowances and the mix in income by jurisdiction.

Net Income.   Net income for the six-months ended June 30, 2006, was $71.8 million compared to $42.3 million in the prior year period, an increase of $29.5 million, or 69.7%. The increase in net income is primarily attributable to lower interest expense in 2006 and the losses on the redemption of our senior subordinated notes and higher debt issuance cost amortization in 2005.

Liquidity and Capital Resources

For the six-months ended June 30, 2006 and 2005, operating activities provided cash of $128.5 million and $105.7 million, respectively. The change is primarily due to higher net income partially offset by an increase in cash outflows from changes in working capital in 2006 compared to 2005. During the six-months ended June 30, 2006 and 2005, changes in accounts receivable negatively impacted cash flows by $27.3 million and $28.5 million, respectively. Slower collections in the U.S. and Germany was partially offset by increased factoring activity. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. On a constant currency basis, our utilization of factoring facilities increased by $5.7 million and decreased by $10.3 million during the six-months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the total amount of factored receivables was $115.0 million. Changes in accounts payable and accrued liabilities negatively impacted cash flows by $17.0 million and $21.5 million during the six-months ended June 30, 2006 and 2005, respectively. The improvement in these items from 2005 to 2006 is due to timing of cash disbursements.

When selling instruments to customers, we may enter into sales-type lease transactions. We sell certain lease receivables to a financial institution, and collect these receivables on their behalf for a nominal fee. During the six-months ended June 30, 2006 and 2005, $22.7 million and $33.0 million of lease receivables were sold to the financial institution, respectively. These sales resulted in gains of $0.3 million and losses of $1.3 million for the six-months ended June 30, 2006 and 2005, respectively. The losses are included in other expense on the accompanying statement of operations. At June 30, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.4 million and $12.3 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively. We expect the amount of lease receivables we sell in 2006 to be lower than 2005 as changes in customer contract terms are causing a shift away from sales-type leases to operating leases. This shift to operating leases may result in both lower instrument revenue and decreased cash flow in the short term as revenue will be recognized and cash received over the term of the lease instead of at the inception of the lease.

Net cash flow used for investing activities total $75.6 million and $60.7 million for the six-months ended June 30, 2006 and 2005, respectively, and is primarily for capital expenditures. The increase in capital expenditures is due primarily to an increase in the placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues. We expect this trend to continue throughout 2006.

Financing activities for the six-months ended June 30, 2006, used net cash of $64.8 million, versus $34.7 million for the six-months ended June 30, 2005. The increase in cash used is primarily due to repurchases of common stock and dividend payments, partially offset by higher debt borrowings net of repayments in 2006 compared to 2005 and excess tax benefits from stock-based compensation. We used $121.8 million of cash to purchase our common stock and paid $8.7 million in dividends during the six-

months ended June 30, 2006. In 2006, total debt activity resulted in net borrowings of $36.2 million compared to net repayments of $44.8 million during the first six months of 2005. We also reclassified $12.9 million of excess tax benefits from stock-based compensation from operating activities to financing activities during 2006 in accordance with the adoption of SFAS 123R.

In July 2006, certain terms of our revolving credit facility with Dresdner Bank AG were amended as follows. The facility expires on April 27, 2010. It was previously renewed annually. The borrowing capacity was increased from €10 million to €15 million, which can be utilized in the form of cash, guarantees, or as credit lines for derivatives trading and settlement risks. Borrowings are subject to a variable interest rate of the European Overnight Indexed Average plus 1.0%. The commitment fee on the unused portion related to cash or guarantees was reduced from 0.5% to 0.38%.

In February 2006, the Board of Directors increased our quarterly dividend from $0.03 to $0.05 per common share and authorized us to purchase an incremental 5 million shares of common stock under our stock repurchase program which was initiated during 2005.

Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, requiring a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of the adoption of FIN 48 on our future consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The revised statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Prior to January 1, 2006, we accounted for our stock-based compensation plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with APB 25 and related interpretations. During the quarter and six-months ended June 30, 2005, we recognized $1.1 million and $2.6 million of stock-based compensation expense in accordance with APB 25 accounting, respectively. On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. After adoption of SFAS 123R, we recognized a total of $5.0 million and $10.0 million of stock-based compensation expense for the quarter and six-months ended June 30, 2006, respectively, which includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. During 2006 and 2005, the Company used a lattice-based model to measure fair value. We currently estimate that we will recognize approximately $22 to $25 million of total stock-based compensation expense during 2006 as a result of the adoption of SFAS 123R. The weighting of the expense will be heavier in the fourth quarter of 2006 versus the first three quarters given our stock option grants have historically occurred in the fourth quarter of each year. The total unrecognized stock-based compensation cost as of June 30, 2006 was $25.6 million, and will be recognized over a weighted average of 2.0 years.

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

PART II

ITEM 1A.   RISK FACTORS.

The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not materially changed other than as set forth below.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2006 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased(a)	Share	Programs(a)	Programs(a)
April 1 – 30, 2006	289,256	$34.57	289,256	—
May 1 – 31, 2006	659,562	$38.00	659,562	—
June 1 – 30, 2006	642,210	$38.93	642,210	—
Total	1,591,028	$37.73	1,591,028	3,735,476

(a)        In 2005, the Company announced that the Board of Directors approved a stock repurchase program of up to 5 million shares. In February 2006, the Board of Directors authorized the Company to purchase an incremental 5 million shares of common stock under this program. The remaining shares available for purchase reflects the 2006 increase in authorized shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation’s annual meeting of stockholders was held on May 25, 2006. Of the 88,160,621 common shares outstanding on March 27, 2006, a total of 79,907,521 were represented at the meeting in person or by proxy. Results of votes with respect to proposals submitted at the meeting are as follows:

(a)          To elect James W.P. Reid-Anderson, Jeffrey D. Benjamin and Alan S. Cooper as class 1 directors and to hold office for a term of three years and to elect Beverly A. Huss as a class 3 director and to hold office for a term of two years or until their successors have been elected and qualified. Votes recorded by nominee are as follows:

Nominee	For	Withheld
James W.P. Reid-Anderson	77,776,266	2,131,255
Jeffrey D. Benjamin	76,971,631	2,935,890
Alan S. Cooper	77,205,753	2,701,768
Beverly A. Huss	78,990,841	916,680

ITEM 5.   OTHER INFORMATION.

On July 27, 2006, the Governance Committee of the Board of Directors of the Company approved changes to the compensation arrangements for directors. Nonemployee directors will continue to be paid an annual cash retainer of $55,000. Effective with the fiscal quarter beginning October 1, 2006, the annual cash retainer paid to the independent director who is chair of the Audit Committee of the Board of Directors will be $25,000 and the annual cash retainer paid to the remaining Audit Committee members will be $7,500. The annual cash retainer paid to the independent directors who are the chairs of the Compensation and Governance Committees will be $7,500. Retainers are paid in quarterly installments in advance. Directors may defer receipt of some or all of the retainer amounts otherwise payable to them and invest the deferred amounts in common stock units under the Dade Behring Nonemployee Directors’ Deferred Stock Compensation Plan. Dividend equivalents accrued under the plan are invested in additional common stock units. Directors continue to be reimbursed for travel, lodging and other expenses incurred incident to their service as directors.

Each Nonemployee director, upon completion of three full years of service, will become eligible on the October 3rd following completion of such three years of service and each year thereafter, for a restricted stock unit award equal to the value of $95,000 per year. The number of restricted stock units awarded will be determined annually by dividing $95,000 by the fair market value of the Company’s shares determined in a manner consistent with the Company’s equity grant plans. The restricted stock units will vest on the first anniversary of the award date. The restricted stock units will be granted and administered under the Dade Behring 2004 Incentive Compensation Plan.

ITEM 6.   EXHIBITS.

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
August 9, 2006

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