Form 10-Q
period 2006-09-30
DADE BEHRING HOLDINGS INC
filed 2006-10-30
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding on October 25, 2006: 85,834,218

DADE BEHRING HOLDINGS, INC.
SEPTEMBER 30, 2006 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$24.8	$34.6
Accounts receivable, net	346.6	315.7
Inventories	190.3	165.0
Prepaid expenses and other current assets	31.1	24.5
Deferred income taxes	64.1	54.2
Total current assets	656.9	594.0
Property, plant and equipment, net	457.9	429.5
Deferred income taxes	177.9	199.3
Identifiable intangible assets, net	343.1	356.9
Goodwill	176.2	187.8
Other assets	30.1	33.1
Total assets	$1,842.1	$1,800.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$22.6	$5.5
Accounts payable	78.0	75.4
Accrued liabilities	254.7	248.8
Total current liabilities	355.3	329.7
Long-term debt	402.0	386.0
Deferred income taxes	23.1	16.6
Other liabilities	161.2	159.9
Total liabilities	941.6	892.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $0.01 par value; 150,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 85,748,507 and 88,029,061 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	597.0	708.8
Unearned stock-based compensation	—	(3.6)
Retained earnings	284.0	196.3
Accumulated other comprehensive income	18.6	6.0
Total shareholders’ equity	900.5	908.4
Total liabilities and shareholders’ equity	$1,842.1	$1,800.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$423.6	$400.9
Cost of goods sold	196.7	179.8
Gross profit	226.9	221.1
Operating costs and expenses:
Marketing and administrative expenses	140.3	136.6
Research and development expenses	40.0	35.5
Income from operations	46.6	49.0
Other income (expense):
Interest expense	(7.1)	(5.4)
Interest income	0.9	0.7
Foreign exchange gain (loss)	(0.1)	1.4
Other	(0.8)	0.1
Income before income tax expense	39.5	45.8
Income tax expense (benefit)	10.6	(2.5)
Net income	28.9	48.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.4)	0.8
Net loss on derivative instruments and marketable securities, net of income tax	(0.8)	(1.1)
Other comprehensive income (loss)	(4.2)	(0.3)
Comprehensive income	$24.7	$48.0
Basic net income per common share:	$0.34	$0.54
Diluted net income per common share:	$0.33	$0.53

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
	(unaudited)	(unaudited)
	(Dollars in millions, except per share data)
Net sales	$1,283.8	$1,237.3
Cost of goods sold	578.1	550.9
Gross profit	705.7	686.4
Operating costs and expenses:
Marketing and administrative expenses	418.7	412.6
Research and development expenses	118.5	103.5
Income from operations	168.5	170.3
Other income (expense):
Interest expense	(19.2)	(35.9)
Interest income	3.4	3.3
Foreign exchange gain (loss)	0.2	(0.9)
Loss on redemption/purchase of senior subordinated notes	—	(24.0)
Other	(1.2)	(0.7)
Income before income tax expense	151.7	112.1
Income tax expense	51.0	21.5
Net income	100.7	90.6
Other comprehensive income (loss):
Foreign currency translation adjustments	14.7	(26.5)
Net gain (loss) on derivative instruments and marketable securities, net of income tax	(2.1)	10.4
Other comprehensive income (loss)	12.6	(16.1)
Comprehensive income	$113.3	$74.5
Basic net income per common share:	$1.16	$1.02
Diluted net income per common share:	$1.14	$0.99

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in millions, except share-related data)

	Common Stock		Additional Paid-in	Unearned Stock-Based	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2005	88,029,061	$0.9	$708.8	$(3.6)	$196.3	$6.0	$908.4
Net income	—	—	—	—	100.7	—	100.7
Dividends paid ($0.15 per common share)	—	—	—	—	(13.0)	—	(13.0)
Repurchase of common stock	(3,999,863)	—	(152.5)	—	—	—	(152.5)
Issuance of stock - employee share purchase program	162,068	—	5.2	—	—	—	5.2
Impact of adopting SFAS 123R	—	—	(3.6)	3.6	—	—	—
Exercise of stock options	1,557,241	—	13.7	—	—	—	13.7
Stock-based compensation expense	—	—	15.0	—	—	—	15.0
Excess tax benefits from stock-based compensation	—	—	10.4	—	—	—	10.4
Net loss on derivative instruments and marketable securities, net of income taxes	—	—	—	—	—	(2.1)	(2.1)
Cumulative translation adjustment	—	—	—	—	—	14.7	14.7
Balance at September 30, 2006	85,748,507	$0.9	$597.0	$—	$284.0	$18.6	$900.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
	(Dollars in millions)
Operating Activities:
Net income	$100.7	$90.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117.3	126.5
Net loss on disposal of fixed assets	3.3	1.7
Stock-based compensation expense	15.0	3.6
Deferred income taxes	29.3	9.2
Changes in balance sheet items:
Accounts receivable, net	(20.4)	(15.6)
Inventories	(15.9)	(13.6)
Prepaid expenses and other current assets	(11.3)	2.5
Accounts payable	0.7	(11.7)
Accrued liabilities	1.5	(9.9)
Other, net	(2.9)	9.7
Net cash flow provided by operating activities	217.3	193.0
Investing Activities:
Capital expenditures	(117.6)	(98.3)
Investment in licensing agreements	(0.6)	(3.7)
Net cash flow utilized for investing activities	(118.2)	(102.0)
Financing Activities:
Net borrowings related to short-term debt	16.8	2.1
Repayments of borrowings under former bank credit agreement	—	(158.3)
Redemption/purchase of senior subordinated notes	—	(275.0)
Borrowings under new revolving credit facility	566.9	590.4
Repayments of borrowings under new revolving credit facility	(550.9)	(220.1)
Payment of debt issuance costs	—	(2.7)
Proceeds from exercise of stock options	13.7	15.1
Proceeds from employee stock purchase plan	5.2	4.7
Excess tax benefits from stock-based compensation	9.8	—
Repurchases of common stock	(154.8)	(48.5)
Dividends paid	(13.0)	(5.3)
Net cash flow utilized for financing activities	(106.3)	(97.6)
Effect of foreign exchange rates on cash	(2.6)	(0.7)
Net decrease in cash and cash equivalents	(9.8)	(7.3)
Cash and Cash Equivalents:
Beginning of Period	34.6	30.0
End of Period	$24.8	$22.7

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

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2005, consolidated financial statements of the Company included in the Company’s 2005 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. The financial statements for the quarter and nine-months ended September 30, 2006, include the impact of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and nine-months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
Net income	$28.9	$48.3
Weighted average outstanding common shares
Basic	85,974,216	88,876,881
Effect of dilutive securities (primarily stock options)	1,355,485	3,051,645
Diluted	87,329,701	91,928,526
Basic net income per share	$0.34	$0.54
Diluted net income per share	$0.33	$0.53

	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
Net income	$100.7	$90.6
Weighted average outstanding common shares
Basic	86,885,276	88,555,878
Effect of dilutive securities (primarily stock options)	1,471,861	3,306,121
Diluted	88,357,137	91,861,999
Basic net income per share	$1.16	$1.02
Diluted net income per share	$1.14	$0.99

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS 157 on its future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2006. The Company is currently evaluating the impact of the adoption of SFAS 158 on its year-end consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s  fiscal year ending December 31, 2006. The adoption of  SAB 108 will only impact the Company’s consolidated financial statements if the Company has misstatements in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, requiring a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the amount of benefit to recognize in the financial statements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of the adoption of FIN 48 on its future consolidated financial statements.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue states that a company may adopt a policy of presenting taxes either gross within revenue or net. If these taxes are significant, a company is required to disclose its accounting policy and the amount of taxes that are recognized on a gross basis, if applicable. EITF 06-3 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-3 on its future consolidated financial statements.

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

	September 30, 2006	December 31, 2005
Raw materials	$30.7	$27.3
Work-in-process	34.8	33.0
Finished products	124.8	104.7
Total inventories	$190.3	$165.0

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for tradenames and trademarks, which are not subject to amortization since they have indefinite lives. Identifiable intangible assets include the following (in millions):

		September 30, 2006			December 31, 2005
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	130.4	$(53.7)	76.7	127.2	$(42.7)	84.5
Developed technology	6 to 10	135.6	(77.8)	57.8	136.0	(61.0)	75.0
Internally developed software	5 to 10	87.7	(27.4)	60.3	69.5	(21.2)	48.3
Patents	9 to 11	22.4	(9.1)	13.3	20.8	(6.7)	14.1
		$511.1	$(168.0)	$343.1	$488.5	$(131.6)	$356.9

Amortization expense totaled $11.4 million and $10.9 million for the quarters ended September 30, 2006 and 2005, respectively, and $33.2 million and $33.0 million for the nine-months ended September 30, 2006 and 2005, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2007 through 2011 is as follows: $44.6 million, $40.3 million, $29.5 million, $19.9 million and $9.7 million, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. The Company sells certain lease receivables to a financial institution, and collects these receivables on their behalf  for a nominal fee. During the quarters ended September 30, 2006 and 2005, $11.1 million and $14.2 million of lease receivables were sold to the financial institution, respectively. During the nine-months ended September 30, 2006 and 2005, $33.8 million and $47.2 million of lease receivables were sold to the financial institution, respectively. These sales resulted in losses of $1.4 million and gains of $0.1 million for the quarters ended September 30, 2006 and 2005, respectively, and losses of $1.1 million and $1.2 million for the nine-months ended September 30, 2006 and 2005, respectively. The gains and losses are included in other income/expense on the accompanying statement of operations. At September 30, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $9.9 million and $13.0 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively.

6.   Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. As a result of the adoption, stock-based compensation expense recognized during the quarter and nine-months ended September 30, 2006, includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the standard.

The Company’s 2002 plan of reorganization included equity compensation plans which provided for the issuance of a fixed number of stock options with predetermined strike prices. The equity compensation plans and the option strike prices were approved by all voting classes of creditors and by the bankruptcy court, effective October 3, 2002. A portion of the stock options authorized in 2002 were granted to participants in 2003 and 2004 when the market value of the Company’s common stock was higher than the predetermined strike prices. As a result, during the quarter and nine-months ended September 30, 2005, the Company recognized $0.6 million and $2.2 million of total stock-based compensation expense, respectively, net of income tax benefits of $0.4 million and $1.4 million, respectively, in accordance with APB 25. During the quarter and nine-months ended September 30, 2006, the Company recognized $3.2 million and $9.7 million of total stock-based compensation expense, respectively, net of income tax benefits of $1.8 million and $5.3 million, respectively, in accordance with SFAS 123R. The incremental SFAS 123R expense of $2.6 million and $7.9 million, respectively, net of tax benefits of $1.4 million and $4.1 million, respectively, reduced basic and diluted net income per share by $0.03 and $0.09, respectively, during the quarter and nine-months ended September 30, 2006.

During the quarter ended September 30, 2006, the components of pre-tax stock-based compensation expense consisted of $4.3 million for stock options, $0.6 million for the employee stock purchase plan and

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

$0.1 million for restricted stock units. During the nine-months ended September 30, 2006, the components of pre-tax stock-based compensation expense consisted of $12.8 million for stock options, $2.0 million for the employee stock purchase plan and $0.2 million for restricted stock units. In 2005, all stock-based compensation expense resulted from stock options. Total unrecognized stock-based compensation expense as of September 30, 2006, was $21.3 million, and will be recognized over a weighted average of 1.8 years.

Total tax benefits recorded in additional paid-in capital during the nine-months ended September 30, 2006, were $10.4 million. During the quarter ended September 30, 2006, the Company recorded a $3.3 million decrease to additional paid-in capital as a result of a reduction of excess tax benefits that were recognized from stock option deductions.

Prior to the adoption of SFAS 123R, all tax benefits from the exercise of stock options were reported as operating cash flows in the Company’s consolidated statements of cash flows. In accordance with SFAS 123R, the Company will prospectively report excess tax benefits from the exercise of stock options as cash flows from financing activities. For the nine-months ended September 30, 2006, excess tax benefits reported as cash flows from financing activities were $9.8 million.

Stock Option and Restricted Stock Unit Plans

The Company’s stock option and restricted stock unit plans are described in Note 9 of the Company’s 2005 Annual Report on Form 10-K. For grants made in 2006 and 2005, the fair value of stock options was estimated on the grant date using a lattice-based option pricing model. The following assumptions used in the model were derived from company-specific historical information:

	2006	2005
Expected life (years)	5	5
Risk-free interest rate	4.3%	4.2%
Dividend yield	0.3%	0.3%
Volatility	30%	30%

Following is a summary of the activity for the Company’s stock option plans for the nine-months ended September 30, 2006:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	8,173,980	$19.57
Options granted	128,550	$38.18
Options exercised	(1,557,241)	$8.77
Options forfeited	(78,837)	$26.95
Options outstanding at September 30, 2006	6,666,452	$22.37

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

Stock options outstanding at September 30, 2006, and the related weighted-average price and life information is as follows:

	Options Outstanding
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$7.36 – $9.20	2,739,085	6.5	$8.25
$9.21 – $27.86	1,752,283	8.0	$27.61
$27.87 – $41.34	2,175,084	9.0	$35.93
$7.36 – $41.34	6,666,452	7.7	$22.37

	Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$7.36 – $9.20	2,103,179	6.4	$7.96
$9.21 – $27.86	544,001	8.0	$27.07
$27.87 – $41.34	29,078	8.6	$31.88
$7.36 – $41.34	2,676,258	6.7	$12.10

The weighted-average grant-date fair value of stock options granted during the quarters ended September 30, 2006 and 2005, was $12.14 and $10.96, respectively. The weighted-average grant-date fair value of stock options granted during the nine-months ended September 30, 2006 and 2005, was $11.36 and $9.22, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2006, was $118.6 million and $75.1 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2005, was $177.3 million and $65.7 million, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005, was $7.4 million and $13.5 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2006 and 2005, was $46.2 million and $44.7 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the average of the intraday high and low market prices of the Company’s common stock during the quarters and nine-months ended September 30, 2006 and 2005, respectively.

As of December 31, 2005, there were 9,045 restricted stock units outstanding with a weighted-average grant date fair value of $35.94. During the nine-months ended September 30, 2006, 20,000 restricted stock units were granted with a grant date fair value of $38.06. As of September 30, 2006, there were 29,045 restricted stock units outstanding with a weighted-average grant date fair value of $37.40. No restricted stock units were vested as of September 30, 2006.

Pro Forma Information Under SFAS 123 for the Prior Period

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards during the quarter and nine-months ended September 30, 2005 (in millions, except per share data):

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)

	Quarter Ended September 30, 2005	Nine-Months Ended September 30, 2005
Net income available for common stock as reported	$48.3	$90.6
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	2.9
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.9)	(9.0)
Pro forma net income	$46.1	$84.5
Basic as reported	$0.54	$1.02
Basic pro forma	$0.52	$0.95
Diluted as reported	$0.53	$0.99
Diluted pro forma	$0.49	$0.91

Employee Stock Purchase Plan

The Company has a stock purchase plan that operates in accordance with Internal Revenue Code Section 423 whereby all employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month option period ending May 28 and November 28. Prior to January 1, 2006, the Company was not required to recognize compensation expense for the discount feature of the plan. In accordance with the adoption of SFAS 123R on January 1, 2006, the Company recognized $0.6 million and $2.0 million of pretax and after tax stock-based compensation expense related to this plan during the quarter and nine-months ended September 30, 2006, respectively.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

7.   Retirement Programs

The components of net periodic benefit cost recognized were as follows (in millions):

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
Service cost	$4.4	$4.0
Interest cost	4.4	4.0
Expected return on plan assets	(4.1)	(3.5)
Recognized net actuarial loss	0.6	0.2
Net periodic benefit cost	$5.3	$4.7

	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
Service cost	$13.3	$12.1
Interest cost	13.1	12.2
Expected return on plan assets	(12.2)	(10.7)
Recognized net actuarial loss	1.6	0.6
Net periodic benefit cost	$15.8	$14.2

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

Revenue by segment for the quarters and nine-months ended September 30, 2006 and 2005, is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter Ended September 30, 2006
Revenue from external customers:
Core Chemistry	$154.4	$115.8	$4.0	$274.2
Hemostasis	34.8	41.9	—	76.7
Microbiology	27.1	16.7	—	43.8
Infectious Disease	2.0	20.5	—	22.5
Non-Core Products	1.5	2.5	2.4	6.4
Total	$219.8	$197.4	$6.4	$423.6
Nine-Months Ended September 30, 2006
Revenue from external customers:
Core Chemistry	$473.8	$360.1	$10.4	$844.3
Hemostasis	104.9	128.6	—	233.5
Microbiology	74.5	46.6	—	121.1
Infectious Disease	5.8	59.8	—	65.6
Non-Core Products	4.6	7.2	7.5	19.3
Total	$663.6	$602.3	$17.9	$1,283.8

	GCM- Americas	GCM- International	Global Operations	Total
Quarter Ended September 30, 2005
Revenue from external customers:
Core Chemistry	$147.7	$108.8	$3.5	$260.0
Hemostasis	31.2	38.8	—	70.0
Microbiology	25.6	16.4	—	42.0
Infectious Disease	2.2	18.8	—	21.0
Non-Core Products	2.7	2.8	2.4	7.9
Total	$209.4	185.6	$5.9	$400.9
Nine-Months Ended September 30, 2005
Revenue from external customers:
Core Chemistry	$442.0	$354.1	$8.1	$804.2
Hemostasis	97.3	124.4	—	221.7
Microbiology	72.5	48.5	—	121.0
Infectious Disease	5.4	59.9	—	65.3
Non-Core Products	8.3	8.8	8.0	25.1
Total	$625.5	$595.7	$16.1	$1,237.3

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

Earnings before interest and income tax expense (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information by segment for the quarters and nine-months ended September 30, 2006 and 2005, is summarized as follows (in millions):

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
Depreciation and amortization
GCM-Americas	$7.8	$6.3
GCM-International	17.6	14.7
Global Operations	13.6	14.2
Total Segment depreciation and amortization	39.0	35.2
All Other(1) depreciation and amortization	1.3	2.6
Total	$40.3	$37.8

Segment EBIT
GCM-Americas	$87.9	$88.6
GCM-International	60.5	60.1
Global Operations	(78.8)	(71.2)
Total Segment EBIT	69.6	77.5
All Other(1) EBIT	(23.9)	(27.0)
Less: interest expense, net	(6.2)	(4.7)
Income before income tax expense	$39.5	$45.8

	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
Depreciation and amortization
GCM-Americas	$22.6	$19.5
GCM-International	50.2	46.4
Global Operations	39.3	43.2
Total Segment depreciation and amortization	112.1	109.1
All Other(1) depreciation and amortization	5.2	17.4
Total	$117.3	$126.5

Segment EBIT
GCM-Americas	$270.1	$261.0
GCM-International	194.8	205.7
Global Operations	(223.5)	(217.0)
Total Segment EBIT	241.4	249.7
All Other(1) EBIT	(73.9)	(105.0)
Less: interest expense, net	(15.8)	(32.6)
Income before income tax expense	$151.7	$112.1

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

Goodwill at December 31, 2005, aggregated $187.8 million, and was allocated as follows: $141.1 million to Global Operations and $46.7 million to Global Customer Management-Americas. Goodwill at September 30, 2006, aggregated $176.2 million, and was allocated as follows: $132.4 million to Global Operations and $43.8 million to Global Customer Management-Americas. The change in goodwill balance during the first nine months of 2006 is primarily due to reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied. Per the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the reductions in valuation allowances were credited first to goodwill.

9.   Subsequent Event

The Company’s $600 million, multi-currency five-year revolving credit facility was amended in October 2006 (the “First Amendment”). The First Amendment reduced applicable margins and fees under the Revolving Credit Facility as determined by debt ratings issued by third-party rating agencies. Based upon current third party debt ratings, the interest rate on U.S. dollar denominated borrowings was reduced by 0.23% from the then current rate of LIBOR plus 0.63%. In addition, the commitment fee on the unused portion of the revolving credit facility was reduced from 0.13% to 0.10%. No other changes were made to the revolving credit facility during 2006.

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

Disclosure Regarding Forward-Looking Statements

To the extent that statements made by us relate to our future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, investments, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of the projected growth rates in our industry, the successful execution of our business plan, and the projected continuing demand for our products. In addition, we are in the process of a new product launch which involves risks and uncertainties regarding product performance, costs of introduction and support, and customer acceptance. Generally words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “predict,” “plan,” “potential,” “continue,” and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements.

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

Factors That Could Affect Future Results

Factors that could affect future results include, without limitation, competition, the effect of potential healthcare reform, changes in our business strategy or plans, our success in bringing new products to market and effectively managing the costs of doing so, changes in foreign currency exchange rates, increases in the floating interest rate under our revolving credit facility, changes in our policy regarding interest rate and currency movements and the availability of capital and trade credit to fund our business.

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

We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006. The Company’s financial statements as of and for the quarter and nine-months ended September 30, 2006, reflect the impact of adopting SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

Over the next six months, we intend to place a limited number of Dimension Vista® analyzers at customer facilities. The Dimension Vista® 1500 Intelligent Lab System is a compact, ultra integrated chemistry analyzer using advanced LOCI™ detection technology designed for the high-volume clinical laboratory. Given that Dimension Vista® embodies a new and more complex instrument design, as well as new reagent technology, the transfer of technical knowledge from research and development to our support organization is more complex than our typical new product introduction. In order to assure that all aspects of product performance are satisfactory to our customers, we will proceed with this limited release with broader commercialization taking place only when we are completely satisfied in that regard. We currently anticipate a broader, but measured commercialization of the system beginning in the second quarter of 2007. Accordingly, we expect little to no revenue impact in 2006 and we expect market penetration and revenue to increase at a measured pace over the course of 2007.

In conjunction with the fourth quarter, 2006 launch of the Dimension Vista® 1500 Intelligent Lab System, we will begin recording non-cash amortization and depreciation of approximately $9 million to $10 million per year related to previously capitalized system development costs and manufacturing assets. In addition, we anticipate we will incur incremental costs associated with marketing, service support and early stage manufacturing inefficiencies ahead of the related product revenue. Such incremental costs are expected to increase to a level of approximately $15 million to $20 million per year and are not expected to be incurred evenly, but will ramp up gradually with the rollout of the system. The Dimension Vista® System development cost amortization, manufacturing asset depreciation, and the majority of the incremental spending described above will be recorded in cost of goods sold, placing downward pressure on gross profit margins for the next 18 to 24 months.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

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

Net Sales.   Net sales for the quarter ended September 30, 2006, totaled $423.6 million as compared to $400.9 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	September 30, 2006	September 30, 2005	% Change
GCM-Americas	$219.8	$209.4	5.0%
GCM-International	197.4	185.6	6.4%
Global Operations	6.4	5.9	8.5%
Total	$423.6	$400.9	5.7%

Adjusting for the favorable impact of foreign currency rate changes of $4.5 million, 2006 sales increased $18.2 million or 4.5% for the quarter. On a constant currency basis, sales increased $10.5 million or 5.0% in GCM-Americas and increased $7.8 million or 4.1% across GCM-International locations. On a geographic basis, sales growth was 4.4% in the U.S. and 4.6% on a constant currency basis across all non-U.S. locations.

The overall sales increase on a constant currency basis is primarily due to a $11.9 million or 4.5% increase in core chemistry sales primarily driven by strong Dimension® product sales in GCM-Americas locations. The growth can also be attributed in part to a $5.5 million or 7.7% increase in hemostasis product sales, a $1.9 million or 4.4% increase in microbiology product sales and a $0.8 million or 3.7% increase in infectious disease diagnostics. This growth was partially offset by a $1.9 million or 23.3% decrease in sales of non-core products across all segments. Non-core products include royalties, third-party products and end-of-life products that we do not consider to be part of our core strategy and, as a result, are expected to have flat or declining sales over time.

Our worldwide installed base of instruments grew to 39,800 as of September 30, 2006, representing growth of 1.4% for the quarter and 7.4% since September 30, 2005. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL Max and Dimension® Xpand® Plus instruments and our Stratus® CS Acute Care™ Diagnostic System for cardiac testing continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer. For microbiology, new installations of our MicroScan® WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing our existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended September 30, 2006, increased $5.8 million to $226.9 million as compared to $221.1 million in the corresponding prior year period. On a constant currency basis, gross profit increased $3.4 million. Gross profit margin for the quarter ended September 30, 2006, was 53.6% compared to 55.2% in the corresponding prior year period, representing a decrease of 1.6 percentage points. Approximately 0.3 percentage points is due to freight costs which were reported in marketing and administrative expenses in prior years. We also saw a negative impact of 0.1 percentage points relating to increased stock-based compensation expense and another 0.2 percentage points relating to incremental Dimension Vista® costs as we begin to ramp up the organization for the launch. The higher instrument versus reagent mix and our strong StreamLab automation equipment placements, which have a lower margin than other instruments, contributed another 0.7 percentage points of decline. The remaining 0.3 percentage points is due to the challenging pricing environment as well as a change in test mix due to impacts such as German volume declines and strong routine chemistry test growth partially offset by manufacturing efficiencies. Changes in foreign currency rates did not have a significant impact on gross profit margin during the quarter ended September 30, 2006.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended September 30, 2006, increased $3.7 million to $140.3 million, or 33.1% of sales, as compared to $136.6 million, or 34.1% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses increased $2.1 million or 1.5% over the corresponding prior year period. The increase is primarily due to $2.9 million of incremental stock-based compensation expense.

Research and Development Expenses.   Research and development expenses for the quarter ended September 30, 2006, totaled $40.0 million (9.4% of sales) and were $4.5 million or 12.7% higher than the prior year. On a constant currency basis, research and development expenses increased $4.1 million or 11.4% over the corresponding prior year period. Of the total increase, $0.7 million is due to incremental stock-based compensation expense. The remaining $3.4 million increase is primarily attributable to investments in new product development, such as the Dimension Vista™ System for the high-volume testing segment, and new assays for all product lines.

Income from Operations.   Income from operations for the quarter ended September 30, 2006, decreased $2.4 million to $46.6 million compared to $49.0 million in the prior year. The decrease in income from operations is due primarily to higher research and development spending and higher stock-based compensation expense, offset by increased gross profit.

Interest Expense.   Interest expense for the quarter ended September 30, 2006, totaled $7.1 million, a $1.7 million increase over the corresponding prior year period. This change is primarily due to higher debt levels and  interest rates in 2006 compared to 2005.

Income Taxes.   Income tax expense of $10.6 million, representing an effective rate of 26.8%, was recorded in the quarter ended September 30, 2006, as compared to an income tax benefit of $2.5 million, representing an effective tax rate of (5.5)%, in the quarter ended September 30, 2005. The increase in the effective tax rate is primarily due to an income tax benefit of $15.1 million recorded in the quarter ended September 30, 2005. The 2005 benefit is mostly attributable to two items which were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Valuation allowances related to pension and net losses on derivative instruments were reversed. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and our ability to utilize foreign tax credits required us to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulated in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as we reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense. During the quarter ended September 30, 2006, we recognized benefits from foreign tax credits of $4.0 million, which reduced the effective tax rate. We expect our full year 2006 effective tax rate to be similar to our full year 2005 rate, excluding the third quarter tax benefit of $15.1 million discussed above.

Net Income.   Net income for the quarter ended September 30, 2006, was $28.9 million compared to $48.3 million in the prior year, a decrease of $19.4 million, or 40%. The decrease in net income is primarily attributable to higher operating and income tax expenses in 2006 compared to 2005.

Nine-Months Ended September 30, 2006 Compared to Nine-Months Ended September 30, 2005

Net Sales.   Net sales for the nine-months ended September 30, 2006, totaled $1,283.8 million as compared to $1,237.3 million in the corresponding prior year nine-months.

Sales for each segment were as follows (in millions):

	Nine-months Ended
	September 30, 2006	September 30, 2005	% Change
GCM-Americas	$663.6	$625.4	6.1%
GCM-International	602.3	595.8	1.1%
Global Operations	17.9	16.1	11.2%
Total	$1,283.8	$1,237.3	3.8%

Adjusting for the unfavorable impact of foreign currency rate changes of $9.5 million, 2006 sales increased $56.0 million or 4.6% for the nine-months. On a constant currency basis, sales increased $36.0 million or 5.7% in GCM-Americas and increased $19.8 million or 3.4% across GCM-International locations. On a geographic basis, constant currency sales growth was 5.2% in the U.S. and 4.0% across all international locations.

The overall sales increase on a constant currency basis is primarily due to a $46.0 million or 5.8% increase in core chemistry sales primarily driven by strong Dimension® product sales in GCM-Americas locations. The growth can also be attributed in part to a $13.6 million or 6.2% increase in hemostasis product sales, a $1.8 million or 1.5% increase in microbiology product sales and a $0.9 million or 1.4% increase in infectious disease diagnostics. This growth was partially offset by a $6.4 million or 24.9% decrease in sales of non-core products across all segments.

Our worldwide installed base of instruments grew 4.6% during the nine-months ended September 30, 2006. Growth in the installed base of Dimension® RxL Max™ and Dimension® Xpand® Plus instruments and our Stratus® CS Acute Care™ Diagnostic System for cardiac testing continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer. For microbiology, new installations of our MicroScan® WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from customers utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the nine-months ended September 30, 2006, increased $19.3 million to $705.7 million compared to $686.4 million in the corresponding prior year period. On a constant currency basis, gross profit increased $24.9 million. Gross profit margin for the nine-months ended September 30, 2006 was 55.0% as compared to 55.5% in the corresponding prior year period, representing a decrease of 0.5 percentage points. Approximately 0.2 percentage points is due to freight costs which were reported in marketing and administrative expenses in prior years. An additional 0.1 percentage points relates to adverse product and geographic sales mix and competitive pricing pressure, which was partially offset by manufacturing efficiencies. We also saw a negative impact of  0.1 percentage points of incremental stock-based compensation expense and 0.1 percentage points of fixed asset write-offs. Changes in foreign currency rates did not have a significant impact on gross profit margin during the nine-months ended September 30, 2006.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the nine-months ended September 30, 2006, increased $6.1 million to $418.7 million, or 32.6% of sales, compared to $412.6 million, or 33.3% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses increased $9.8 million or 2.4% over the corresponding prior year period. Of the total increase, $8.0 million resulted from incremental stock-based compensation expense. The remaining $1.8 million increase was primarily due to investments in current resources and processes to support the higher level of revenues being achieved, costs to build our sales and marketing infrastructure for the Dimension Vista™ System, and increased distribution expenses.

Research and Development Expenses.   Research and development expenses for the nine-months ended September 30, 2006, totaled $118.5 million (9.2% of sales) and were $15.0 million or 14.5% higher than the prior year period. On a constant currency basis, research and development expenses increased $15.4 million or 14.9% over the corresponding prior year period. Of the total increase, $2.0 million is due to incremental stock-based compensation expense. The remaining $13.4 million increase is attributable to investments in new product development, such as the Dimension Vista™ System for the high-volume testing segment, and new assays for all product lines.

Income from Operations.   Income from operations for the nine-months ended September 30, 2006, decreased $1.8 million to $168.5 million compared to $170.3 million in the prior year period. The decrease in income from operations is primarily due to higher marketing and administrative expenses and research and development spending, offset by increased gross profit.

Interest Expense.   Interest expense for the nine-months ended September 30, 2006, totaled $19.2 million, a $16.7 million reduction over the corresponding prior year period. During the quarter ended June 30, 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. In conjunction with the repayment of the amounts outstanding under the old facility in April 2005, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the nine-months ended September 30, 2006 and 2005, debt issuance cost amortization expenses of $0.4 million and $10.0 million were recorded related to the new and former credit facilities, respectively. These debt refinancing activities reduced our borrowing costs in 2006 compared to 2005.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the nine-months ended September 30, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations.

Income Taxes.   Income tax expense of $51.0 million, representing an effective rate of 33.6%, was recorded in the nine-months ended September 30, 2006, as compared to $21.5 million, representing an effective tax rate of 19.2%, in the nine-months ended September 30, 2005. The increase in the effective tax rate is primarily due to an income tax benefit of $15.1 million recorded in the quarter ended September 30, 2005. The 2005 benefit is mostly attributable to two items which were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Valuation allowances related to pension and net losses on derivative instruments were reversed. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and our ability to utilize foreign tax credits required us to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulated in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as we reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense. During the quarter ended September 30, 2006, we recognized benefits from foreign tax credits of $4.0 million, which reduced the effective tax rate.

Net Income.   Net income for the nine-months ended September 30, 2006, was $100.7 million compared to $90.6 million in the prior year period, an increase of $10.1 million, or 11.1%. The increase in net income is primarily attributable to improved gross profit and lower interest expense in 2006, as well as the losses on the redemption of our senior subordinated notes and higher debt issuance cost amortization in 2005. Partially offsetting the increase is higher income taxes and research and development spending in 2006 compared to 2005.

Liquidity and Capital Resources

For the nine-months ended September 30, 2006 and 2005, operating activities provided cash of $217.3 million and $193.0 million, respectively. An increase in net income adjusted for non-cash items was partially offset by the impacts of changes in working capital in 2006 compared to 2005. During the nine-months ended September 30, 2006 and 2005, changes in accounts receivable negatively impacted cash flows by $20.4 million and $15.6 million, respectively. Slower collections in 2006, predominately in non-U.S. locations, was partially offset by increased factoring activity. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. On a constant currency basis, our utilization of factoring facilities increased by $4.6 million and decreased by $12.4 million during the nine-months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the total amount of factored receivables was $112.9 million. During 2005, changes in prepaid expenses and other current assets positively impacted cash flows by $2.5 million. However, as a result of activity associated with the anticipated commercialization of the Dimension Vista™ System in the fourth quarter, changes in prepaid expenses and other current assets negatively impacted cash flows by $11.3 million during 2006. A majority of the 2006 change was driven by prepaid expenses. During the nine-months ended September 30, 2006, we purchased approximately $11 million of parts and materials related to the  Dimension Vista™ System, of which approximately $10 million will be reclassified from prepaid expenses into inventory once the product is launched. Changes in accounts payable and accrued liabilities yielded positive cash flows of $2.1 million during the nine-months ended September 30, 2006, compared to negative cash flows of $21.6 during the nine-months ended September 30, 2005. The improvement in cash flows from accounts payable is primarily due to timing of cash disbursements. Lower interest expense accruals from our debt refinancing activities and favorable changes in the fair values of our derivative instruments drove the improvement in cash flows from accrued liabilities.

When selling instruments to customers, we may enter into sales-type lease transactions. We sell certain lease receivables to a financial institution, and collect these receivables on their behalf for a nominal fee. During the nine-months ended September 30, 2006 and 2005, $33.8 million and $47.2 million of lease receivables were sold to the financial institution, respectively. These sales resulted in losses of  $1.1 million and $1.2 million for the nine-months ended September 30, 2006 and 2005, respectively. The losses are included in other expense on the accompanying statement of operations. At September 30, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $9.9 million and $13.0 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively. We expect the amount of lease receivables we sell in 2006 to be lower than 2005 as changes in customer contract terms are causing a shift away from sales-type leases to operating leases. This shift to operating leases may result in both lower instrument revenue and decreased cash flow in the short term as revenue will be recognized and cash received over the term of the lease instead of at the inception of the lease.

Net cash flow used for investing activities total $118.2 million and $102.0 million for the nine-months ended September 30, 2006 and 2005, respectively, and is primarily for capital expenditures. The increase in capital expenditures is due primarily to the higher placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues, and for investments in new product development, such as the Dimension Vista™ System. We expect these trends to continue throughout 2006.

Financing activities for the nine-months ended September 30, 2006, used net cash of $106.3 million, versus $97.6 million for the nine-months ended September 30, 2005. The increase in cash used is primarily due to repurchases of common stock and dividend payments, partially offset by higher debt borrowings net of repayments in 2006 compared to 2005 and excess tax benefits from stock-based compensation. We used $154.8 million of cash to purchase our common stock and paid $13.0 million in dividends during the nine-months ended September 30, 2006. In 2006, total debt activity resulted in net borrowings of $32.8 million compared to net repayments of $60.9 million during the first nine months of 2005. We also reclassified $9.8 million of excess tax benefits from stock-based compensation from operating activities to financing activities during 2006 in accordance with the adoption of SFAS 123R.

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

In October 2006, our $600 million, multi-currency five-year revolving credit facility was amended (the “First Amendment”). The First Amendment reduced applicable margins and fees under the revolving credit facility as determined by debt ratings issued by third party rating agencies. Based upon current third-party debt ratings, the interest rate on U.S. dollar denominated borrowings was reduced by 0.23% from the then current rate of LIBOR plus 0.63%. In addition, the commitment fee on the unused portion of the revolving credit facility was reduced from 0.13% to 0.10%. No other changes were made to the revolving credit facility during 2006. We expect the interest rate deduction will decrease interest expense by approximately $1 million going forward. Assuming current debt levels and interest rates, we expect annual interest expense to be approximately $24 million to $26 million.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation plans under SFAS 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with APB 25 and related interpretations. During the quarter and nine-months ended September 30, 2005, we recognized $1.0 million and $3.6 million of stock-based compensation expense in accordance with APB 25 accounting, respectively. On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. After adoption of SFAS 123R, we recognized a total of $5.0 million and $15.0 million of stock-based compensation expense for the quarter and nine-months ended September 30, 2006, respectively, which includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. During 2006 and 2005, the Company used a lattice-based model to measure fair value. We currently estimate that we will recognize approximately $21 to $22 million of total stock-based compensation expense during 2006 as a result of the adoption of SFAS 123R. The weighting of the expense will be heavier in the fourth quarter of 2006 versus the first three quarters given our stock option grants have historically occurred in the fourth quarter of each year. The total unrecognized stock-based compensation cost as of September 30, 2006 was $21.3 million, and will be recognized over a weighted average of 1.8 years.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for our fiscal year beginning January 1, 2007. We are currently evaluating the potential impact of the adoption of SFAS 157 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact of the adoption of SFAS 158 on our year-end consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our  fiscal year ending December 31, 2006. The adoption of  SAB 108 will only impact our consolidated financial statements if we have misstatements in the future.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, requiring a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the amount of benefit to recognize in the financial statements. FIN 48 is effective for our fiscal year beginning January 1, 2007. We are currently evaluating the potential impact of the adoption of FIN 48 on our future consolidated financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the

Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue states that a company may adopt a policy of presenting taxes either gross within revenue or net. If these taxes are significant, a company is required to disclose its accounting policy and the amount of taxes that are recognized on a gross basis, if applicable. EITF 06-3 is effective for our fiscal year beginning January 1, 2007. We are currently evaluating the impact of the adoption of EITF 06-3 on our future consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.   There were no significant changes in internal control over financial reporting during the quarter ended September 30, 2006.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2006 of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased(a)	Share	Programs(a)	Programs(a)
July 1 – 31, 2006	469,434	$39.96	469,434
August 1 – 31, 2006	161,055	$39.56	161,055
September 1 – 30, 2006	130,644	$40.91	130,644
Total	761,133	$40.04	761,133	2,974,343

(a)           In 2005, the Company announced that the Board of Directors approved a stock repurchase program of up to 5 million shares. In February 2006, the Board of Directors authorized the Company to purchase an incremental 5 million shares of common stock under this program. The remaining shares available for purchase reflects the 2006 increase in authorized shares.

ITEM 6.   EXHIBITS.

(a)	Exhibits
10.1

First Amendment to Credit Agreement effective October 16, 2006, by and among DadeBehring holdings, Inc. Dade Behring Inc., the Guarantors, the Lenders, Citicorp N.A., as Syndication Agent and Bank of America, N.A., as Administrative Agent for the Lenders

31.1

Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of John M. Duffey, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200
	32.2	Certification of John M Duffey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DADE BEHRING HOLDINGS, INC.
	By:	/s/ JOHN M. DUFFEY
John M. Duffey
Chief Financial Officer
October 30, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
10.1

First Amendment to Credit Agreement effective October 16, 2006, by and among Dade Behring holdings, Inc. Dade Behring Inc., the Guarantors, the Lenders, Citicorp N.A., as Syndication Agent and Bank of America, N.A., as Administrative Agent for the Lenders

31.1

Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of John M. Duffey, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of James W.P. Reid-Anderson, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John M. Duffey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.