Form 10-K
period 2006-12-31
DADE BEHRING HOLDINGS INC
filed 2007-02-26
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-50010A

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

As of June 30, 2006, the aggregate market value of voting common stock (the only issue of common equity) held by nonaffiliates was approximately $3.6 billion based on the average of the intraday high and low sale prices as reported on the National Association of Securities Dealers Automated Quotation System National Market System. For purposes of making such calculation, we have assumed that all the outstanding shares were held by nonaffiliates, except for the shares held by our directors and executive officers. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of Dade Behring Holdings, Inc.

Number of Shares of Common Stock Outstanding at February 19, 2007: 82,397,790

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Shareholders Meeting expected to be filed no later than March 26, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

DADE BEHRING HOLDINGS, INC.
2006 FORM 10-K—TABLE OF CONTENTS

PART I

In addition to historical information, this report contains statements relating to future events or our future financial performance. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development (including new product launches), investments, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

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

•                    changes in the floating interest rate under the Revolving Credit Facility;

•                    changes in our policy regarding interest rate and currency movements;

•                    the availability and cost of capital and trade credit to fund our business; and

those described elsewhere in this report, including under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 1  BUSINESS

General

Dade Behring Holdings, Inc. (also referred to as “we”, “us”, “our” and “Dade Behring”) is a leading manufacturer and distributor of diagnostic products and services to clinical laboratories. We serve approximately $13 billion of the $29 billion annual worldwide market for clinical diagnostic products and sell primarily to the central lab, which are typically hospital-based or stand-alone reference laboratories. We manufacture and market a broad offering of diagnostic products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. As of December 31, 2006, we had a worldwide installed base of approximately 40,600 diagnostic instruments, an increase of approximately 6.5% from December 31, 2005. Within our served markets, we have a strong position in each of our core businesses, which are chemistry, hemostasis, microbiology and infectious disease diagnostics.

In December 1994, Bain Capital, Inc. and the GS Capital Partners, L.P. and certain of their affiliates acquired Dade International, Inc., and acquired certain assets of Baxter Diagnostics from Baxter International, Inc. The assets acquired from Baxter International, Inc. included established leadership positions in hemostasis and microbiology, strong routine chemistry/immunoassay market positions and an extensive sales and service organization, especially in the United States (“U.S.”).

In May 1996, we purchased DuPont’s diagnostic business, which had entered into the automated clinical chemistry market in 1968 with the introduction of the first random access automated chemistry analyzer in the world. This acquisition provided us with a strong position in the routine chemistry market, and world-class manufacturing and product development capabilities.

In October 1997, we acquired Behringwerke, the clinical diagnostic business of Hoechst AG, and created Dade Behring Inc. Behringwerke was established in 1904 by Emil von Behring, the recipient of the first Nobel Prize in medicine. This acquisition provided us with complementary products for our hemostasis and routine immunochemistry product lines and significantly broadened the overall product line portfolio by adding leadership positions in plasma protein testing and drugs of abuse testing/therapeutic drug monitoring. It also expanded our capabilities in instrumentation development, specialty assay development and research, and extended the geographic scope of our business.

Diagnostic Industry—Overview

Clinical diagnostic tests are used to analyze samples of patients’ bodily fluids such as whole blood, blood plasma, serum or urine in a clinical setting. In a single test, a patient sample may be measured to determine the presence, concentration or absence of a particular substance or condition. In most tests, the fluid sample is combined with a biochemical reagent, which is then observed or measured to detect physical or chemical changes that have a predetermined correlation to the amount of a particular substance. The test result enables physicians to better diagnose, treat and monitor patients. The most frequently ordered diagnostic tests are traditional routine clinical chemistry tests that measure substances, such as glucose, cholesterol or sodium, as part of routine blood checks. Other diagnostic tests measure other bodily functions such as blood clotting ability and cardiac function, or measure the presence of infections or drugs.

By providing accurate and timely information to aid patient diagnosis and treatment, the wide range and important nature of these tests have established diagnostic testing as an integral part of medical practice. Increasingly, diagnostic testing is recognized as making a significant contribution to improving patient care and lowering total patient costs. While diagnostic tests are performed in a number of different settings, including hospitals, reference laboratories, physicians’ offices/ambulatory care centers, criminal justice system specialty labs and homes, the vast majority occur in hospitals and reference laboratories.

Diagnostic testing systems are composed of instruments, reagents, consumables, service and data management components. Instruments, which represent approximately 9% of our revenue, serve to automate repetitive manual tasks, improve test accuracy and speed results reporting. Reagents are biochemical substances that react with the patient sample to produce measurable, objective results. The consumable accessories vary across application segments, but are generally items such as vessels used in generating test results. Sample handling and preparation devices, and data management systems are becoming increasingly important components of clinical diagnostic testing. These additional system components permit laboratories to achieve cost efficiencies and higher test volumes. Improving productivity is a primary focus area for many of these labs given the ongoing cost pressures within the healthcare industry and the growing shortage of qualified technicians to work in clinical labs.

The global clinical diagnostics market is estimated at $29 billion annually, with the United States, Western Europe and Japan comprising approximately 50%, 34% and 9%, respectively, of the global market. We primarily serve the central laboratory market, which comprises $16 billion of the $29 billion global clinical diagnostics market. We believe that the global clinical diagnostics market will continue to grow due to a number of key favorable industry trends, including:

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

•                    Technology improvements in new tests, for pathogens and disease state markers that will likely result in the increased use of diagnostics to aid in the diagnosis of diseases; and

•                    Increased automation of diagnostic instruments that is expected to lower the overall cost of diagnostic testing and thereby increase accessibility and demand.

Dade Behring—Served Markets

We derive substantially all of our revenues from manufacturing and marketing clinical diagnostics products and services. We are organized functionally and are comprised of three reporting segments: Global Customer Management (“GCM”)—Americas; GCM—International; and Global Operations. GCM—Americas and GCM—International are our sales, marketing, customer training, technical support and field service organizations. Global Operations primarily includes all manufacturing, distribution and research and development activities, and accordingly does not recognize significant revenue. See Notes 2 and 14 to our consolidated financial statements for information related to risks from our operations outside the U.S. and segment and geographic area financial information, respectively. This and the following sections discuss our served markets whose results are reported in the GCM—Americas and GCM—International segments.

Chemistry.   Our Chemistry business consists of four product lines: routine chemistry/immunochemistry, cardiac, plasma proteins and drugs of abuse testing/therapeutic drug monitoring. These product lines comprised approximately $1.1 billion or 66% of our revenue during 2006. The clinical laboratory chemistry/immunochemistry testing segment represents approximately $11 billion of the total clinical diagnostics market.

Routine Chemistry/Immunochemistry.   Routine chemistry tests measure substances found in relatively large concentrations in patients’ blood, tissue, urine or other bodily fluids. Some of these substances include chemistry tests, such as for cholesterol, glucose, iron and sodium and their concentration levels, which provide information on a patient’s basic bodily functions. Immunochemistry testing relies on the binding properties of antibodies and antigens as its key detection mechanism to measure the relatively low concentrations of certain substances found in blood. Historically, analyzers have been developed separately for routine chemistry and immunochemistry testing. Today, high-frequency tests from both categories are rapidly being consolidated on to a single system that significantly improves overall laboratory productivity and costs.

We develop, market and sell Dimension® analyzers, which combine both routine chemistry and high sensitivity immunoassay testing into one analyzer. We have consistently been a leader in chemistry/immunochemistry instrument consolidation and automation, beginning with the 1998 introduction of the heterogeneous immunoassay testing module for our mid-volume Dimension® RxL analyzer. In 2001 we introduced the Dimension® Xpand® analyzer, which provides the same testing consolidation capability as the Dimension® RxL analyzer, for smaller labs. The continued consolidation of routine chemistry and immunochemistry testing on to a single analyzer continues to represent a significant growth opportunity for us. We believe that our Dimension® line of products offers customers a broad test menu and cost efficiencies for performing these two categories of tests on the same patient sample, and as a result these analyzers have the potential to improve test turnaround times and significantly reduce labor requirements. We are continually enhancing our existing menu of over 95 tests, and are currently developing new ones to expand our capabilities in this largest segment of the clinical diagnostics market.

In 2003, we introduced the Dimension® RxLMax® analyzer, the most recent version of our mid-volume chemistry/immunochemistry analyzer, which included several significant system improvements. Similarly, at the end of 2004, we introduced our latest low-volume system, the Dimension® Xpand® Plus analyzer, which included enhancements similar to our mid-volume instrument.

In 2002, we introduced the StreamLAB® workcell, which has the capability to connect multiple Dimension® systems with onboard pre-analytical capabilities of accessioning, centrifugation and aliquotting. The StreamLAB® workcell automates steps that are essential to laboratory processes for producing test results. At the end of 2004, we enhanced the StreamLAB® workcell by providing connectivity for up to six Dimension® systems and to the Immulite®  immunoassay system manufactured by Diagnostics Products Corporation. This workcell provides our customers in high-volume laboratories with an integrated single platform solution. In 2005, we introduced a mid-volume laboratory automation solution, the Dimension® Lynx System.

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

Building on our success in workstation consolidation, in December 2006 we introduced the new Dimension Vista® 1500 Intelligent Lab System. The Dimension Vista® System is a compact, ultra-integrated chemistry analyzer designed for the high-volume clinical laboratory. Through the introduction of the LOCI™ Advanced Chemiluminescence Technology, the Dimension Vista® System provides clinical laboratories with the capability to run a broad menu of tests on one analyzer, which includes panels for cardiac disease, thyroid disorders, therapeutic drug monitoring, drugs-of-abuse testing, protein testing, and other routine and specialty chemistry testing. In the future, the company intends to expand the test menu to offer, among others, fertility, anemia, infectious disease diagnostic and cancer marker monitoring tests.

Cardiac.   Cardiac tests are used for both risk assessment and diagnosis of cardiovascular disease (“CVD”). The cardiac market is one of the highest growth segments of the broader immunochemistry market, growing at approximately 9% annually. We have a leading share in the market for cardiac tests and were one of the first to introduce a widely adopted testing system for the cardiac proteins Troponin I, CK-MB and Myoglobin. In 2004 we introduced the NT-proBNP test, a rapidly growing cardiac marker used to assist physicians in the diagnosis of congestive heart failure (“CHF”). The combination of rapid and accurate tests for these CVD markers has allowed for rapid diagnosis of cardiac disease and has enhanced the physician’s ability for triage and risk stratification of chest pain in patients.

We offer a unique combination of platforms for performing cardiac tests. In the central lab, the Dimension® analyzers, and the BN™II, and BN Prospec® analyzers offer tests for cardiac risk assessment such as cholesterol, HDL, LDL, apolipoprotein, and high sensitivity CRP. We have been the market leader in the development of hsCRP testing for cardiac application. The hsCRP test has been cleared by the FDA for both risk assessment of future cardiovascular disease and risk stratification for the prognosis of recurrent events. In 2006 we launched the Cardiac SpecificPhase® hsCRP test on the Dimension® and Stratus® CS Acute Care™ Diagnostic Systems. The Dimension® analyzers’ menu also includes the four major cardiac disease tests: Troponin I, CK-MB, Myoglobin for cardiac necrosis, and NT-proBNP for helping in the diagnosis of CHF. Our Stratus® CS Acute Care™ Diagnostic System is used in the acute care/near patient setting. Being able to standardize cardiac testing between our laboratory and acute care instrument platforms provides us with a unique position in the market, because it is important that physicians be confident that the results from the acute care analyzer will clinically match those that come from the central laboratory.

Plasma Protein.   Plasma protein systems test serum, plasma, urine or cerebral spinal fluid to help diagnose diseases, such as coronary heart diseases and rheumatic diseases, as well as to detect disorders such as tumors, renal failure, inflammation, anemia, gammopathies and malnutrition. In 2005, we introduced outside the United States the first automated nephelometric test to diagnose chronic alcohol abuse. Plasma protein tests are conducted on two types of instrument platforms: (1) routine chemistry/immunochemistry analyzers such as our Dimension® instrument line, and (2) dedicated nephelometers such as our BN™II and BN Prospec® instruments. While a higher proportion of protein tests are run on routine chemistry/immunochemistry systems, the high sensitivity and broad test menu make nephelometers a practical option for customers who need this utility. We are the market leader in the worldwide nephelometric plasma protein testing.

Drugs of Abuse Testing (“DAT”)/Therapeutic Drug Monitoring (“TDM”).   Drug tests are used to measure the level of therapeutic drugs or presence of drugs of abuse, usually in either blood or urine. TDM tests assist physicians in ensuring that the level of therapeutic drugs patients receive reach appropriate levels to treat a condition, but do not exceed safe ranges in the bloodstream. An example of a TDM application is testing performed on transplant patients to monitor the level of immunosuppressive drugs that they are given. Drugs of abuse tests screen for the presence of illicit substances such as opiates, marijuana, cocaine and ecstasy. Our drugs of abuse line also includes Specimen Validity Tests (“SVT”) that are used to test for specimen adulteration. We also offer a full line of Serum toxicology assays that measure the presence of drugs commonly seen in overdoses, such as Acetaminophen and Tricyclic Antidepressants. Because of their range of application, drugs tests are used at a variety of sites, from clinical laboratories to employers’ offices. We are a worldwide market leader in drug testing with a comprehensive menu of tests.

We offer drug tests on our Dimension® systems. In 2003, we also began marketing the mid- to high-volume V-Twin® analyzer for the Syva® product line, and in 2004 we began marketing the mid-volume VivaE® analyzer. In 2006 we launched Viva-Jr™, an easy to use, compact benchtop analyzer dedicated to drug testing for the criminal justice and low-volume clinical laboratories. It is the only analyzer of its size that has features found in mid- and high-volume drug testing analyzers. The Viva-Jr™ is designed to use

Syva’s gold standard EMIT® test reagents, the most widely used and extensively validated in the industry. Vital Scientific N.V. manufactures these systems and we distribute them worldwide. All are configured to run our Emit®-branded drugs of abuse, therapeutic drugs and serum toxicology assays, as well as specimen validity tests. We also have ready-to-use liquid DAT and TDM reagents for a broad range of other commercially available instrument platforms, which makes Syva an attractive choice for DAT assays among open-system providers. Our extensive drug testing portfolio can serve the needs of the smallest on-site laboratories with the Syva RapidTest™ as well as the largest laboratories with general chemistry analyzers.

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

We offer a broad range of instruments that perform both routine and specialty tests to meet the needs of customers from small hospitals to large reference labs. With revenue of approximately $317 million during 2006, we continued to maintain a global leadership position in hemostasis testing through our commitment to the innovation of new and improved products and services. The hemostasis product line continues to lead competitors in number of new systems placed and in overall reagent usage and market share. In 2006, we introduced the BCS® XP System, the newest addition to our family of coagulation analyzers. The BCS® XP System provides the most current technology in clotting, chromogenic and immunologic methodologies. It has new innovative features, some of which are not found on any other coagulation analyzer today. Some of the features include customized software based on customer protocols to improve laboratory efficiency, the automated Endogenous Thrombin Potential test, an automated ristocetin cofactor activity test that detects the most common inherited bleeding disorder, von Willebrand disease, and simultaneous specialty and routine testing to improve workflow in the laboratory.

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

Microbiology.   We serve the automated and manual Identification/Antibiotic Susceptibility Testing (“ID/AST”) microbiology market with our MicroScan® products. Continued evolutions in the microbiology testing market have been driven primarily by advances in automation, new antibiotics, the complexity of various microbes, and the increasing resistance of microbes to antibiotics. Microbiology laboratories use MicroScan® products to identify infection-causing bacteria such as streptococci and staphylococci, and to determine the minimum concentration of antibiotics necessary to inhibit or kill the bacteria. Antibiotics include commonly prescribed penicillin and its derivatives, as well as vancomycin, a more costly drug used for serious infections. This information is critical to the optimum management of patient therapy. MicroScan revenues were approximately $166 million during 2006, and were derived almost entirely from the automated portion of the ID/AST market. The market for automated ID/AST testing is approximately $400 million within an overall microbiology market of $1.6 billion.

The foundation of our product line is a patented dry reagent panel, available in three formats: organism identification, antibiotic susceptibility and combination identification/susceptibility. Combination panels streamline workflow for operator efficiency while supplying a broad selection of antibiotics to meet formulary needs. The MicroScan WalkAway® 40SI  and 96SI analyzers are fully automated systems that utilize a dual technology optic system to process both overnight and rapid panel types simultaneously, enabling the user to support a wide clinical mix of bacteria and multiple laboratory workflows. Our autoSCAN®-4 analyzer provides semi-automated processing solutions as a primary system for low-volume testing needs, and has gained popularity as a back-up to competitive systems utilizing rapid-only technologies. All of our analyzers are supported by our MicroScan Microbiology Systems - LabPro Information Management System and our optional Alert System. Designed by microbiologists, these informatics tools provide customizable functionality to enhance the management of test results.

We are a leader in the automated ID/AST microbiology market. We have maintained this position by focusing on higher-growth non-U.S. markets and have achieved greater penetration into the high-volume segment in the U.S. We continue to develop improved capabilities for our instrumentation, software and panels to help laboratories reduce their overall costs. In the United States, we continue to secure business by promoting our conventional technology, which utilizes direct susceptibility testing methods and results in optimal detection of emerging antibiotic resistance. MicroScan® systems were the first automated systems to detect both vancomycin-intermediate and vancomycin-resistant Staphylococcus aureus during routine testing, demonstrating our leadership in providing highly accurate susceptibility test results. Our newest technology, Synergies plus™, offers two-hour organism identification and “read when ready” antibiotic susceptibility test results. This new line of panels and accompanying software provides more rapid test results on organisms whenever possible, but will continue processing organisms that are slow to express resistance to enhance patient outcomes without compromising our reputation for accuracy.

Infectious Disease Diagnostics.   Infectious disease diagnostic systems test for the presence of infectious microorganisms. This market consists of bacteriology, parasitology and virology testing, including HIV and hepatitis testing. These tests are used not only to diagnose disease, but also as screening tests in order to insure a safe blood supply.

We have a niche position in infectious disease diagnostics. Infectious disease testing is one of the largest segments of the diagnostics testing market, but only accounted for approximately $89 million or 5% of our revenue during 2006. The microtitre plate (“MTP”) subsegment, manual, semi-automated and fully-automated, makes up approximately one-third of the immunoassay testing in this segment. MTP is a high-throughput, low cost testing method that is ideal for blood banks, large hospitals and commercial laboratories. In the European MTP segment, our BEP systems are used by more laboratories than any other batch analyzer. In addition, we possess a strong intellectual property position for HIV-O, a variant of HIV-1. We continue to invest in expanded test menu capabilities for our existing instrument line to allow us to better serve the high-volume blood bank market. These instruments have met with positive acceptance by a number of European and Asian blood banks.

In 2006, we launched the Quadriga BeFree infectious disease testing system to the non-U.S. marketplace. The Quadriga BeFree System is a fully automated, high-throughput system used to screen blood for common infectious diseases such as human immunodeficiency virus (“HIV”) and hepatitis. It will be used by large, mid- to high-volume blood bank laboratories to screen donated blood prior to it being used for a blood transfusion. This process helps to ensure donated blood is safe for the transfusion recipient. The Quadriga BeFree System has many features that help to make the testing for infectious diseases safe. Some of these features include: automated patient sample handling and verification, automated barcode identification of patient samples, and continuous monitoring of the instrument’s status.

Sales and Marketing

We have a global customer management organization that includes elements beyond traditional sales representatives and marketing personnel, such as healthcare solutions, clinical quality initiatives managers, field service engineers, national accounts/group purchasing organization management, integrated delivery networks management, inside sales, clinical application specialists, customer service representatives, technical assistance, customer operations, pricing analysts and field sales and service management.

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

Our key focus is on providing solutions to the challenges our customers face within their laboratories, which are primarily cost pressures, skilled labor shortages and space constraints. We have developed both healthcare solutions and clinical quality initiative organizations to identify and find ways to provide customized solutions for our customers. Among others, we focus on five main areas: workflow analysis, improved testing turnaround time, workstation consolidation, patient specimen filing and storage and ways to ensure integrity of patient information. In addition, we provide educational opportunities for our customers through seminars, audio conferences, newsletters and Web sites.

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

Our research and development teams are skilled in a number of engineering and scientific disciplines including focus areas of chemistry/immunochemistry, microbiology, hemostasis, informatics, applying robotics to sample processing and systems engineering. We develop our products internally using a multifunctional team approach which integrates our internal capabilities of engineering and assay development with regulatory and quality systems, marketing, technical support and manufacturing. Although we continue to develop or license all of our hemostasis reagents and controls, we have sourced new hemostasis instruments through an external instrumentation partner using a similar multifunctional approach in recent years.

Research and development expenses were $160.7 million in 2006, compared to $141.5 million in 2005 and $134.0 million in 2004.

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

Competition

While the clinical diagnostics industry is highly competitive, there are substantial barriers to entry. These include the necessity for significant sales, service and distribution infrastructure; research and development infrastructure that requires engineering and informatics skills necessary to design and commercialize complex instruments as well as the life science skills necessary to develop the diagnostic tests; and the highly regulated environment for our products. We encounter competition from U.S and non-U.S. manufacturers who compete in some or all of the markets we serve. Some of our competitors are large, diversified healthcare companies with substantial resources. Our competitors include Abbott Laboratories, Beckman Coulter, Becton Dickinson, bioMerieux, Diagnostica Stago, Johnson & Johnson, Roche and Siemens Medical Solutions Diagnostics. We believe that in recent years, the key competitive factors for diagnostic testing products have been quality, service, price and ease of use. For automated and consolidated instrument platforms, menu breadth is of increasing importance.

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

Although we are unable to predict the extent to which our business may be affected by future regulatory developments, we expect that our own business would not be disproportionately burdened by future regulation. We believe that the integration we have achieved between our engineering and life sciences capabilities, as well as our substantial experience addressing and accommodating regulatory requirements and restrictions on our operations throughout the world, will allow us to continue to develop and introduce new and improved products and enable us to compete effectively within this environment.

Raw Materials

We purchase raw materials, which include various biological and chemical products, from a variety of suppliers. While some of our principal raw materials are available from multiple sources, we elect to purchase certain raw materials from sole suppliers for various reasons (e.g., quality assurance, cost effectiveness, patent positions or regulatory approval requirements). Other raw materials that we use are not available from multiple sources. In some cases, where there are regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis. While we work closely with our suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could affect our ability to manufacture and sell certain of our products or to achieve anticipated production and sales levels.

Employees

As of January 31, 2006, we had approximately 6,400 full-time and part-time employees, of which approximately 3,300 were in the United States. The remaining employees were serving at various locations around the world. Our U.S. employees are not represented by collective bargaining groups. We have had no significant difficulty attracting qualified professionals. We consider our relationship with our employees to be very positive.

General and Internet Information

Dade Behring Holdings, Inc. is a corporation organized on September 23, 1994 under the laws of the State of Delaware. Our principal executive offices are located at 1717 Deerfield Road, Deerfield, Illinois 60015-0778 and our telephone number is (847) 267-5300. This annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, Securities and Exchange Commission Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge under the Investor Relations section of our Web site (http://www.dadebehring.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers of Dade Behring Holdings, Inc.

The following is a list of the executive officers of Dade Behring Holdings, Inc. as of January 31, 2007, showing their ages, present positions and offices with Dade Behring and their business experience during the past five or more years.

James W.P. Reid-Anderson, 47, Chairman of the Board, President and Chief Executive Officer

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

John M. Duffey, 46, Chief Financial Officer

Mr.  Duffey was appointed Chief Financial Officer of Dade Behring Holdings, Inc. in September 2001 and is responsible for finance and investor relations. Mr. Duffey joined us in 1995 as Dade Behring Inc. Vice President, Tax. In January 1997, Mr. Duffey was promoted to Corporate Vice President, Financial Services, having responsibility for Shared Services, Tax and Internal Audit. In May 1999, he was promoted to Corporate Vice President and Controller and became Senior Vice President and Controller in January 2001. Prior to joining us in 1995, Mr. Duffey worked for the Chicago office of Price Waterhouse. Mr. Duffey’s thirteen years at Price Waterhouse included a tour-of-duty in the firm’s Washington D.C. National Office in the Accounting Methods Group. Mr. Duffey is a Certified Public Accountant and holds a B.A. in Accounting from Michigan State University.

Dominick M. Quinn, 51, Executive Vice President

Mr.  Quinn was appointed Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Quinn is the Chief Operating Officer of Dade Behring Inc., a position to which he was appointed in January 2007. He is responsible for global sales, service, marketing, reagent and consumable manufacturing and logistics.  Mr. Quinn joined us in July 1998 as Dade Behring Inc. Group President, Biology and became President, EMA in March 1999, responsible for all commercial operations within Europe, the Middle East and Africa. In October 2000, he was promoted to President, International, responsible for all commercial operations outside of the U.S. and Canada. In January of 2002, he was promoted to President, Global Customer Management. Prior to joining us in 1998, Mr. Quinn worked as Global President, Hospital Business, for Mallinckrodt Medical, based in Hennef (Germany), a medical device company. Prior to joining Mallinckrodt Medical in 1982, Mr. Quinn was Controller for Abbott Laboratories’ operations in Ireland. Mr. Quinn earned a Bachelor of Science degree in economics from Cork University in Ireland in 1976. He continued his studies to become a Chartered Management Accountant, and was subsequently awarded a fellowship of the Institute of Chartered Management Accountants (F.C.M.A.).

Mark Wolsey-Paige, 45, Executive Vice President

Mr.  Wolsey-Paige was named Executive Vice President of Dade Behring Holdings, Inc. in December 2002. Mr. Wolsey-Paige is the Chief Strategy and Technology Officer of Dade Behring Inc., a position to which he was appointed in January 2007. He is responsible for the global research and development, business development, strategic planning, market research, supply chain management and instrument manufacturing. Mr. Wolsey-Paige was part of the team that formed Dade Behring Inc. through the acquisition of the diagnostic business of Baxter International Inc. in 1994. After the duPont

Diagnostics acquisition, Mr. Wolsey-Paige was responsible for marketing and new product development of all chemistry product lines, including Dimension®. In May 2000, Mr. Wolsey-Paige became Senior Vice President, Strategy and Business Development. In December of that year, he also became responsible for legal and corporate research and development. In 2002 Mr. Wolsey-Paige led Dade Behring’s marketing function. Mr. Wolsey-Paige was promoted to Senior Vice President, Strategy and Technology for Dade Behring Inc. on January 1, 2003. Prior to joining us, Mr. Wolsey-Paige was a consultant at Bain & Company in Boston. Mr. Wolsey-Paige holds a M.B.A. from Harvard University and a B.S.B.A. from Washington University.

Lance Balk, 49, Senior Vice President and General Counsel

Mr.  Balk was appointed Senior Vice President and General Counsel of Dade Behring Holdings, Inc. in May 2006. Mr. Balk is responsible for all global legal activities. Previously, Mr. Balk worked for Kirkland & Ellis, LLP where he was a partner and one of the founders of the firm’s New York office. He was involved in the firm’s private equity practice, with his primary focus on mergers, acquisitions and securities law matters. Mr. Balk holds a juris doctorate and a master’s degree in business administration from the University of Chicago and a bachelor’s degree in philosophy from Northwestern University. Mr. Balk is a director of publicly held Belden CDT Inc.

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

Our products require the integration of many component systems and processes including electromechanical, information systems and biochemical reactions or assays. Each year we expend significant resources in the development of new products that incorporate these systems. For the year ended December 31, 2006, we spent approximately $161 million on research and development expenses. Notwithstanding these investments, we may be unable to successfully design or develop any or all of these components or to integrate them into viable commercial systems. We might also encounter substantial delays in getting products to market in a timely fashion. For example, we are currently in the process of launching the Dimension Vista® which involves risks and uncertainties regarding product performance, costs of introduction and support , and customer acceptance. If our success in introducing such products is less than we anticipate, we may not be able to recover all of our capitalized new product development costs, and the write down of unrecoverable costs could adversely affect our operating results or financial condition.

Changes in our business strategy, plans or systems may adversely affect our operating results and financial condition.

If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop and implement any new business strategy or plans. The expense of any such change could adversely affect our operating results and financial condition.

In addition, implementing new systems in our operations poses execution risks that could adversely affect customer relations and profitability. For example, in early March 2006 we replaced the warehouse management system at our Delaware Distribution Center (“DDC”) with the ultimate goal of providing enhanced capabilities and services to our customers. Initially the implementation fell short of expectations and shipments to a significant number of U.S. and Puerto Rico customers were delayed. We applied additional resources to restore normal product delivery schedules while process changes at the DDC were implemented. Customer service is a key competitive factor in the diagnostics industry. If customer confidence that we can reliably deliver products becomes diminished, establishing new customer relationships and securing contract renewals will become more difficult.

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

Most of our products and operations are subject to regulation by the United States Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by a number of non-U.S. governmental agencies. FDA regulations require that most of our new products have pre-marketing approval by the FDA, or prove substantial equivalence through a 510(k) notification, and also require that most of our products be manufactured in accordance with Good Manufacturing Practices.

Some products and operations are also subject to regulation by the United States Drug Enforcement Agency (“DEA”) and various other federal and state agencies, including the United States Department of Agriculture (“USDA”), as well as by a number of non-U.S. governmental agencies. DEA regulations require that we obtain DEA Registrations for the bulk manufacture and handling of controlled substances, and maintain effective controls against diversion. The USDA regulates the importation of animal-sourced materials and the treatment and handling of animals utilized to derive biological materials used in research or production.

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

ITEM 2. PROPERTIES.

Our corporate offices are located in Deerfield, Illinois. Our major facilities and their primary operating functions are described in the table below:

Location	Floor Area (Sq. Ft.)	Owned/Leased	Primary Operating Functions
Deerfield, Illinois	107,000	Leased	Office
Glasgow, Delaware	459,000	Owned	Manufacturing, Research & Development, Office
	105,000	Leased	Research & Development Office
	79,000	Leased
Sacramento, California	87,000	Leased	Manufacturing
	85,000	Owned	Research & Development
Cupertino, California	62,000	Leased	Manufacturing
Newark, Delaware	82,000	Leased	Distribution
Duluth, Georgia	15,000	Leased	Office
Atlanta, Georgia	103,000	Leased	Distribution
Brookfield, Connecticut	130,000	Leased	Manufacturing / Distribution
Schwalbach, Germany	35,000	Leased	Research & Development, Office
Duisburg, Germany	106,000	Leased	Distribution
Marburg, Germany	455,000	Owned	Manufacturing, Research & Development
Anderlecht, Belgium	37,000	Leased	Distribution
Eschborn, Germany	100,000	Leased	Office
	2,047,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “DADE.” As of February 12, 2007, there were 21,582 holders of record of our common stock, including Cede & Co., which holds shares on behalf of many beneficial owners. In August of 2005 we had a two-for-one split of our common stock. All share and per share amounts have been restated to reflect the impact of the stock split.

The high and low closing sales prices quoted for our common stock for each quarter during the years ended December 31, 2006 and 2005, are presented in the table below.

	Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low
December 31	$40.49	$36.07	$41.19	$33.61
September 30	41.95	38.40	38.36	32.25
June 30	41.64	33.15	34.45	29.04
March 31	41.20	34.97	31.71	27.65

During 2006 we paid a quarterly cash dividend of $0.05 per share on our common stock. During the second quarter of 2005, the Board of Directors approved a $0.03 per common share quarterly cash dividend plan. In February 2006, the Board of Directors increased the quarterly dividend from $0.03 to $0.05 per common share. Prior to the second quarter of 2005, we had never declared or paid cash dividends on our common stock. We expect to continue to pay cash dividends into the near future.

The following table provides information about purchases made by us or on behalf of our company or our affiliated purchasers during the quarter ended December 31, 2006, of shares of equity that we have registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
October 1–31, 2006	255,743	$38.63	255,743	—
November 1–30, 2006	2,425,834	$37.37	2,425,834	—
December 1–31, 2006	1,097,800	$40.04	1,097,800	—
Total	3,799,377	$38.23	3,799,377	4,194,966

(a)           In December 2006, our Board of Directors authorized us to purchase an incremental five million shares of common stock under our stock repurchase program. This action follows two prior authorizations of five million shares each, the first in April 2005 and the second in February 2006.

ITEM 6.                SELECTED FINANCIAL DATA.

The following table presents our selected historical consolidated financial data as of and for the period ended October 1, 2002, for the Predecessor Company (as defined below) and as of and for the period ended December 31, 2002, and for each of the years in the four-year period ended December 31, 2006, for the Successor Company (as defined below), derived from audited consolidated financial statements. The results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this report, including the information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Company filed for bankruptcy protection and emerged on October 3, 2002. Although the Plan of Reorganization became effective on October 3, 2002, for financial reporting convenience purposes, we recorded the adjustments necessitated by the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on October 1, 2002. As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, our consolidated financial statements for the periods commencing on October 2, 2002, are referred to as the “Successor Company” and are not comparable with any periods prior to October 1, 2002, which are referred to as the “Predecessor Company.” The effects of fresh-start reporting and new accounting pronouncements resulted in a new basis of accounting for the Predecessor Company on October 2, 2002. All references to the period ended October 1, 2002 (which represents the period from January 1, 2002, through October 1, 2002), are to the Predecessor Company. All references to the period ended December 31, 2002 (which represents the period from October 2, 2002, through December 31, 2002) and the years ended 2003, 2004, 2005 and 2006 are to the Successor Company.

	Successor Company					Predecessor Company
	Year Ended December 31, 2006(6)	Year Ended December 31, 2005(5)	Year Ended December 31, 2004(4)	Year Ended December 31, 2003(3)	Period Ended December 31, 2002(2)	Period Ended October 1, 2002(1)
Statement of Operations Data:
Net sales	$1,739.2	$1,658.1	$1,559.8	$1,436.4	$347.1	$934.4
Cost of goods sold	788.1	741.3	704.8	678.2	228.8	467.5
Gross profit	951.1	916.8	855.0	758.2	118.3	466.9
Marketing and administrative expenses	565.4	548.6	529.2	493.9	124.5	322.9
Research and development expenses	160.7	141.5	134.0	117.5	28.8	65.3
Cost reductions program expense		—	—	—	—	2.9
Restructuring expense, net	21.3	—	—	(0.9)	—	(2.8)
Income (loss) from operations	203.7	226.7	191.8	147.7	(35.0)	78.6
Balance sheet restructuring costs(7)	—	—	—	—	—	21.2
Reorganization items(8)	—	—	—	—	(2.2)	1,567.5
Income (loss) before income tax and cumulative effect of change in accounting principle	178.2	164.7	120.4	74.3	(50.0)	1,531.2
Income (loss) before cumulative effect of change in accounting principle	120.0	124.9	79.9	48.1	(48.6)	1,511.1
Cumulative effect of change in accounting principle(1)	—	—	—	—	—	20.0
Net income (loss)	120.0	124.9	79.9	48.1	(48.6)	1,531.1
Predecessor Company
Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle available per:
Class L common share(9)	n/a	n/a	n/a	n/a	n/a	31.22
Common share(9)	n/a	n/a	n/a	n/a	n/a	30.28
Cumulative effect of change in accounting principle per:
Class L common share(9)	n/a	n/a	n/a	n/a	n/a	.40
Common share(9)	n/a	n/a	n/a	n/a	n/a	.40
Net income (loss) available per:
Class L common share(9)	n/a	n/a	n/a	n/a	n/a	31.62
Common share(9)	n/a	n/a	n/a	n/a	n/a	30.68
Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle available per:
Class L common share(9)	n/a	n/a	n/a	n/a	n/a	31.22
Common share(9)	n/a	n/a	n/a	n/a	n/a	25.36
Cumulative effect of change in accounting principle per:
Class L common share(9)	n/a	n/a	n/a	n/a	n/a	.40
Common share(9)	n/a	n/a	n/a	n/a	n/a	.34
Net income (loss) available per:
Class L common share(9)	n/a	n/a	n/a	n/a	n/a	31.62
Common share(9)	n/a	n/a	n/a	n/a	n/a	25.70
Successor Company basic net income (loss) per share	$1.39	$1.41	$0.93	$0.60	$(0.61)	n/a
Successor Company diluted net income (loss) per share	$1.36	$1.36	$0.88	$0.57	$(0.61)	n/a
Balance Sheet Data:
Total assets	$1,875.4	$1,800.6	$1,904.4	$1,971.3	$1,918.8	$1,941.5
Total long-term liabilities	698.9	562.5	694.2	923.3	1,014.3	997.7

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

(6)           Pretax income for the year ended December 31, 2006, includes $20.9 million of costs relating to stock-based compensation and $21.3 million of costs relating to a restructuring plan initiated in 2006.

(7)           We have recorded all incremental professional and bank fees associated with the reorganization of our balance sheet incurred prior to the bankruptcy filing on August 1, 2002, in this separate line item on our Consolidated Statement of Operations.

(8)           Reorganization items for the period ended October 1, 2002, include the gain on discharge of debt under the Plan of Reorganization ($786.3 million), and the impact of revaluing our assets and liabilities as required by fresh-start reporting ($816.6 million), offset by the two items discussed next in this note. We have recorded all incremental professional fees and other costs associated with the reorganization of our balance sheet incurred after the bankruptcy filing in this separate line item on our Consolidated Statement of Operations. Additionally, on September 6, 2002, Baxter Healthcare Corporation (“Baxter”) filed objections to our Plan of Reorganization. Baxter objected to the adequacy of the disclosure statement filed with the Bankruptcy Court and to confirmation of the Plan of Reorganization in a number of areas. On September 17, 2002, we agreed to settle all matters with Baxter for $19.0 million, such claim to be treated as a general unsecured claim under the Plan of Reorganization. This settlement is included in reorganization items for the period ended October 1, 2002. For the period ended December 31, 2002, reorganization items include only professional fees.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Statements contained in this report on Form 10-K and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by, or with the approval of, authorized personnel that relate to our future performance, including, without limitation, statements with respect to our anticipated financial position, results of operations and level of business for 2007 or any other future period, are forward-looking statements. Such statements, which are based on current expectations only, are subject to certain risks uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated. Statements included at the beginning of Part 1 and in Item 1A. Risk Factors describe such risks and uncertainties. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operation

We derive substantially all of our revenue from manufacturing and marketing clinical diagnostic products and services. We are organized functionally and have three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International and Global Operations. GCM-Americas and GCM-International are our sales, marketing, customer training, technical support and field service organizations. For reporting purposes, GCM-Americas includes North and South America. GCM-International includes sales and service results from all other continents. The gross profit margins for the two GCM segments are not materially different. Global Operations primarily includes all manufacturing and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues. Global Operations functions as a cost center. Consequently, a discussion of gross profit for each individual operating segment would not be meaningful. Generally, Global Operations does not incur a material amount of our marketing and administrative expense but is responsible for virtually all of our research and development expense. Certain expenses, such as income taxes, general corporate expenses, and financing costs are not allocated to the operating segments.

Prior to January 1, 2006, we accounted for our stock-based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. As a result of the adoption, stock-based compensation expense of $20.9 million recognized during the year ended December 31, 2006, includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the standard. We currently estimate that we will recognize approximately $23 to 25 million of total stock-based compensation expense during 2007. As of December 31, 2006, total unrecognized stock-based compensation expense was $40.5 million and will be recognized over a weighted average of 2.2 years.

In December 2006, we launched the Dimension Vista® 1500 Intelligent Lab System, which is a compact, ultra integrated chemistry analyzer using advanced LOCI™ detection technology designed for the high-volume clinical laboratory. Given that Dimension Vista® embodies a new and more complex instrument design and reagent technology, the transfer of technical knowledge from research and development to our commercial organization is complex. Therefore, we anticipate a limited number of Dimension Vista® System placements through the end of the first quarter, 2007, with a broader number of placements occurring throughout 2007. We will initially target U.S. customers, then begin targeting key European customers in the second half of 2007 and anticipate global commercialization in 2008. Accordingly, we expect revenue to increase at a measured pace over the course of 2007.

In conjunction with the December 2006 launch of the Dimension Vista® System, we began recording non-cash amortization and depreciation expense of approximately $9 million to $10 million per year related to previously capitalized system development costs and manufacturing assets. In addition, we anticipate we will incur incremental costs associated with service support and early stage manufacturing inefficiencies ahead of the related product revenue. The majority of these costs will be recorded in cost of goods sold, placing downward pressure on gross profit margins through 2008.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.   Net sales for the year ended December 31, 2006, totaled $1,739.2 million as compared to $1,658.1 million in the corresponding prior year period.

Sales for each segment were as follows (in millions):

	Year Ended December 31,
	2006	2005	% Change
GCM-Americas	$897.0	$847.2	5.9%
GCM-International	816.9	789.0	3.5%
Global Operations	25.3	21.9	15.5%
Total	$1,739.2	$1,658.1	4.9%

Adjusting for the favorable impact of foreign currency rate changes of $4.7 million, 2006 sales increased $76.4 million or 4.6% for the year. On a constant currency basis, sales increased $47.5 million or 5.6% in GCM-Americas and increased $28.0 million or 3.6% across GCM-International locations. On a geographic basis, constant currency sales growth was 5.2% in the U.S. and 4.1% across all non-U.S. locations.

The overall sales increase on a constant currency basis is primarily due to a $63.5 million or 5.9% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $16.2 million or 5.4% increase in hemostasis product sales, a $2.6 million or 1.6% increase in microbiology sales and a $2.1 million or 2.4% increase in infectious disease diagnostics. Partially offsetting this growth is a $7.9 million or 22.8% decrease in sales of non-core products across all segments. Non-core products include royalties, third-party products and end-of-life products that we do not consider to be part of our core strategy and, as a result, they are expected to have flat or declining sales over time.

Our worldwide installed base of instruments grew to 40,600, an increase of 6.5% during the year ended December 31, 2006. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension RxL Max® and Dimension Xpand Plus® instruments and our Stratus CS® Acute Care Diagnostic System for cardiac testing continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our Platelet Function Analyzer. For microbiology, new installations of our MicroScan WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, we believe reagents and consumables sales growth has benefited from improved method penetration, which results from customers using the existing instrument base for additional tests.

Gross Profit.   Gross profit for the year ended December 31, 2006, increased $34.3 million to $951.1 million as compared to $916.8 million in the corresponding prior year period. On a constant currency basis, gross profit increased $31.4 million. Gross profit margin for the year ended December 31, 2006, was 54.7% as compared to 55.3% in 2005, representing a decrease of 0.6 percentage points. Approximately 0.25 percentage points is due to freight costs which were reported in marketing and administrative expenses in prior years. We also saw a negative impact of 0.1 percentage points relating to increased stock-based compensation expense and another 0.15 percentage points relating to incremental Dimension Vista® support costs. The remaining 0.1 percentage points is due to the continued challenging pricing environment as well as a change in test mix due to impacts such as German volume declines and strong routine chemistry test growth, offset by manufacturing efficiencies. Changes in foreign currency rates did not have a significant impact on gross profit margin during the year ended December 31, 2006.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the year ended December 31, 2006, increased $16.8 million to $565.4 million, or 32.5% of sales, as compared to $548.6 million, or 33.1% of sales, in the prior year. On a constant currency basis , marketing and administrative expenses increased $15.8 million or 2.9% over the prior year. Of this increase, $11.5 million is due to incremental stock-based compensation expense. The remaining $4.3 million increase was primarily due to investments in current resources and processes to support the higher level of revenues being achieved, costs to build our sales and marketing infrastructure for the Dimension Vista® System and increased distribution expenses.

Research and Development Expense.   Research and development expenses for the year ended December 31, 2006, totaled $160.7 million (9.2% of sales) and were $19.2 million or 13.6% higher than the prior year. On a constant currency basis, research and development expenses increased $18.8 million or 13.2% over the corresponding prior year period. Of the total increase, $2.7 million is due to incremental stock-based compensation expense. The remaining $16.1 million increase is attributable to investments in new product development, such as the Dimension Vista® System for the high-volume testing segment, and new assays for all product lines.

Restructuring Expense.   In December 2006, our Board of Directors approved a plan to consolidate our Cupertino, California reagent production operations into our Glasgow, Delaware manufacturing facility in order to realize cost savings and efficiency benefits. In addition, the plan will streamline our customer management organizational structure in certain geographic areas, which have experienced downward pressure on revenue as a result of government healthcare cost reimbursement issues. The goal of these actions is to improve our profitability and return on invested capital. We anticipate closing the Cupertino facility by mid 2008. In connection with the plant closing and organizational changes, we expect to eliminate 130 positions and pay total severance, lease termination, relocation and other cash costs of approximately $17.7 million, $3.6 million, $0.4 million and $4.9 million, respectively, and incur approximately $1.5 million of non-cash depreciation costs over the next two years. We recorded charges of $17.7 million in severance costs pursuant to ongoing benefit arrangements and $3.6 million of lease termination costs to exit the Cupertino facility during the year ended December 31, 2006. No restructuring charges were recorded during 2005.

Income from Operations.   Income from operations for the year ended December 31, 2006, decreased $23.0 million to $203.7 million compared to $226.7 million in the prior year. The decrease in income from operations is primarily due to the restructuring expense of $21.3 million incurred during 2006. The increase in marketing and administrative and research and development expenses was mostly offset by the increase in gross profit.

Interest Expense.   Interest expense for the year ended December 31, 2006, totaled $26.9 million, a $16.6 million reduction from the prior year. During 2005, we entered into a new $600 million, five-year revolving credit facility which replaced our previously existing term loan and revolving credit facility. In conjunction with the repayment of the amounts outstanding under the former facility in April 2005, the balance of unamortized debt issuance costs were written-off and recorded as interest expense. During the years ended December 31, 2006 and 2005, debt issuance cost amortization expenses of $0.6 million and $10.0 million were recorded related to the new and former credit facilities, respectively. These debt refinancing activities reduced our borrowing costs in 2006 compared to 2005.

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the year ended December 31, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations. This loss represents the difference between the carrying value of the notes and the redemption price (par plus 11.91% of the face value) for notes purchased pursuant to the make-whole redemption provision.

Income Taxes.   Income tax expense of $58.2 million, representing an effective rate of 32.7%, was recorded in the year ended December 31, 2006, as compared to $39.8 million, representing an effective tax rate of 24.2%, in the year ended December 31, 2005. The effective tax rate increased in 2006 compared to 2005 primarily due to an income tax benefit of $15.1 million recorded in the third quarter of 2005. The 2005 benefit was mostly attributable to the reversal of valuation allowances related to pensions and net losses on derivative instruments. These items were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Also in 2005, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and our ability to utilize foreign tax credits required us to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulation in these non-U.S. jurisdictions through 2002. A further income tax benefit in 2005 was also recorded as we reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense. During the year ended December 31, 2006, we recognized benefits from foreign tax credits of $6.4 million, which reduced the effective tax rate.

Net Income.   The net income for the year ended December 31, 2006, was $120.0 million as compared to $124.9 million in the prior year, a decrease of $4.9 million or 3.9%. The decrease in net income is primarily due to the restructuring charge incurred during 2006, which was partially offset by improved gross profit and lower interest expense.

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

Marketing and Administrative Expenses.   Marketing and administrative expenses for the year ended December 31, 2005, increased $19.4 million to $548.6 million, or 33.1% of sales, as compared to $529.2 million, or 33.9% of sales, in the prior year. Of the total increase, $1.3 million resulted from changes in foreign currency exchange rates. The remaining $18.1 million increase was primarily due to investments in current resources and processes to support the higher revenues and costs to build our sales and marketing infrastructure for the Dimension Vista® System.

Research and Development Expenses.   Research and development expenses for the year ended December 31, 2005, totaled $141.5 million (8.5% of sales) and were 5.6% higher than the prior year. The increase in research and development expenses of $7.5 million over the corresponding prior year period is primarily a result of investments in new product development, such as the Dimension Vista® System for the high-volume testing segment, and new assays for all product lines. Changes in foreign currency exchange rates did not have a significant impact on research and development expenses.

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

Loss on Redemption/Purchase of Senior Subordinated Notes.   During the year ended December 31, 2005, we redeemed the $275.0 million outstanding balance of our senior subordinated notes and paid a premium to bondholders of $24.0 million, as required by certain provisions of the bond indenture. The premium was recorded as a loss in the statement of operations. This loss represents the difference between the carrying value of the notes and the redemption price (par plus 11.91% of the face value) for notes purchased pursuant to the make-whole redemption provision. During the year ended December 31, 2004, we incurred losses of $5.0 million on the early redemption and purchases of a portion of our senior subordinated notes. These losses represent the difference between the carrying value of the notes and either the redemption price for notes purchased with stock option or employee stock purchase plan proceeds, or the market price for open market purchases.

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

Liquidity and Capital Resources

Cash Flows.   For the years ended December 31, 2006 and 2005, operating activities provided cash of $318.9 million and $294.0 million, respectively. An increase in net income adjusted for non-cash items was partially offset by the impacts of changes in working capital in 2006 compared to 2005. During the years ended December 31, 2006 and 2005, changes in accounts receivable negatively impacted cash flows by $25.4 million and $21.2 million, respectively. The decrease in cash flows from accounts receivable during 2006 compared to 2005 is primarily a result of less accounts receivable factoring. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivable are sold on a non-recourse basis to financial institutions at face value. During the years ended December 31, 2006 and 2005, $148.6 million and $149.9 million of trade accounts receivable were sold to a financial institution, respectively. On a constant currency basis, our utilization of factoring facilities decreased by $6.0 million and $22.3 million during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the total amount of factored receivables was $106.1 million. During the years ended December 31, 2006 and 2005, changes in inventories negatively impacted cash flows by $11.1 million and $4.4 million, respectively. The increase in cash outflows is primarily due to $10 million of parts and materials purchased in 2006 related to the Dimension Vista® System , which were reclassified from prepaid expenses into inventory when the product launched in December, 2006. Changes in accrued liabilities yielded positive cash flows of $1.2 million during 2006 compared to negative cash flows of $17.6 million during 2005. The improvement in cash flows is primarily due to an increase in the accrued liabilities balance in 2006 compared to 2005, driven by the restructuring liability of $17.3 million recorded during December 2006. Lower interest expense accruals from our debt refinancing activities and favorable changes in the fair values of our derivative instruments during 2006 also contributed to the improvement in cash flows from accrued liabilities.

When selling instruments to customers, we may enter into sales-type lease transactions. We sell certain lease receivables to a financial institution, and collect these receivables on their behalf for a nominal fee. During the years ended December 31, 2006 and 2005, $46.1 million and $64.4 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $2.3 million and $1.6 million, respectively. The losses are included in other expense on the accompanying statement of operations. At December 31, 2006, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $13.6 million and $11.8 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively. The changes in customer contract terms are causing a shift away from sales-type leases to operating leases. This shift to operating leases may result in both lower instrument revenue and decreased cash flow in the short term as revenue will be recognized over the term of the lease instead of at the inception of the lease, and there are no lease receivables to sell to financial institutions if it is an operating lease.

We made pension plan funding payments in the U.S. of $20.3 million and $16.4 million and outside the U.S. of $2.2 million and $2.2 million during the years ended December 31, 2006 and 2005, respectively. We are currently estimating 2007 funding payments in the U.S. and outside the U.S. to be approximately $20 million and $3 million, respectively.

Net cash flow used for investing activities totaled $175.4 million and $153.0 million for the years ended December 31, 2006 and 2005, respectively, and was primarily for capital expenditures. The increase in capital expenditures was due primarily to the higher placement of instruments at customers in exchange for contractual commitments for ongoing reagent revenues, and for investments in property, plant and equipment, information systems and new product development, such as the Dimension Vista® System . We expect these trends to continue throughout 2007.

Financing activities for the year ended December 31, 2006, used net cash of $148.0 million, versus $135.3 million for the year ended December 31, 2005. The increase in cash used is primarily due to larger repurchases of common stock and dividend payments, partially offset by higher debt borrowings net of repayments in 2006 compared to 2005 and excess tax benefits from stock-based compensation. We used $293.0 million of cash to purchase our common stock and paid $17.2 million in dividends during the year ended December 31, 2006, compared to $111.8 million of share repurchases and $8.0 million of dividend payments in 2005. In 2006, total debt activity resulted in net borrowings of $117.9 million compared to net repayments of $49.6 million during the year ended December 31, 2005. We also reclassified $12.7 million of excess tax benefits from stock-based compensation from operating activities to financing activities during 2006 in accordance with the adoption of SFAS 123R.

Credit Facilities.   As of December 31, 2006 and 2005, we had a five-year multi-currency revolving credit facility (“Revolving Credit Facility”) in the amount of $600 million, which expires on April 27, 2010. The Revolving Credit Facility entered into on April 27, 2005, replaced our previously existing term loan and revolving credit facility. The applicable margins and fees under the Revolving Credit Facility are determined using the debt ratings issued by third party rating agencies. Based upon current third party debt ratings, the interest rate on U.S. dollar denominated borrowings under the Revolving Credit Facility is LIBOR plus 0.40% or a Base Rate as defined in the agreement. The weighted-average interest rates on outstanding borrowings were 5.8% and 5.2% at December 31, 2006 and 2005, respectively. However, $200 million of our borrowings under this facility has been hedged by using interest rate derivative agreements. This has resulted in an average effective interest rate of 4.8% through April 27, 2010 on the hedged portion of our borrowings as of December 31, 2006. We paid a commitment fee of 0.13% until October 2006 and 0.10% afterwards on the unused portion of the Revolving Credit Facility. As of December 31, 2006 and 2005, we had letters of credit outstanding of $4.6 million and $4.5 million respectively, which reduced the borrowing capacity under the Revolving Credit Facility. Outstanding borrowings were $495.0 million and $390.7 million as of December 31, 2006 and 2005, respectively. Available borrowings under the Revolving Credit Facility were $100.4 million and $204.8 million as of December 31, 2006 and 2005, respectively.

The Revolving Credit Facility was amended in October 2006 (the “First Amendment”). The First Amendment reduced applicable margins and fees under the Revolving Credit Facility as determined by debt ratings issued by third-party rating agencies. Based upon current third party debt ratings, the interest rate on U.S. dollar denominated borrowings was reduced by 0.23% from the then current rate of LIBOR plus 0.63%. In addition, the commitment fee on the unused portion of the Revolving Credit Facility was reduced from 0.13% to 0.10%. No other changes were made to the Revolving Credit Facility during 2006. We expect the interest rate reduction will decrease interest expense by approximately $1 million going forward. Assuming current debt levels and interest rates, we expect annual interest expense on the Revolving Credit Facility to be approximately $26 million to $28 million.

In June 2006, we entered into a short-term credit facility agreement with Banca Nazionale del Lavoro S.p.A., New York Branch (BNL). The $15 million uncommitted and unsecured line of credit is available for short-term borrowings up to 180 days at an interest rate of LIBOR plus 0.38%. As of December 31, 2006, the interest rate was 5.7% and the outstanding balance was $5.8 million.

As of December 31, 2006 and 2005, certain of our subsidiaries in Germany had a revolving credit facility with Dresdner Bank AG which is renewable annually (the “Dresdner Facility”). As a result of Dresdner Bank’s participation in the Revolving Credit Facility, effective April 2005, the Dresdner Facility was amended. The borrowing capacity was reduced from €30 million to €10 million, which can be utilized in the form of cash, guarantees, or as credit lines for derivatives trading and settlement risks. Additionally, the Dresdner Facility is no longer secured. Effective July 2006, the credit line was increased to €15 million, utilizable as cash advance, guarantee line or money market loan. As a result of this amendment, our commitment fee decreased from 0.5% to 0.38% on the unused portion of the credit line related to cash or guarantees. Borrowings under the Dresdner Facility are subject to a variable interest rate of the European Overnight Indexed Average (EONIA) plus 0.63%. As of December 31, 2006, and 2005, the interest rate was 4.32% and 3.55%, respectively, and $8.6 million and $0.1 million were outstanding, respectively. Approximately $1.4 million and $1.1 million were utilized for guarantee purposes as of December 31, 2006 and 2005, respectively, which reduced the available borrowing capacity under this facility. Effective July 2006, one of our subsidiaries in Germany also had a short-term credit facility with Citibank (overnight overdraft facility) subject to a variable interest rate of EONIA plus 0.63% with a capacity of €5 million. No borrowings were outstanding on this facility as of December 31, 2006. Available borrowings under all German credit facilities were $16.4 million and $10.6 million as of December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, some of our non-U.S. subsidiaries, excluding the German entities, had available credit lines from various financial institutions totaling $59.7 million and $45.2 million, respectively. These credit lines are uncommitted and principally used to provide working capital financing for local operations. We had outstanding borrowings of $0.4 million and $0.7 million under these credit lines and other borrowing arrangements at December 31, 2006 and 2005, respectively, at the prevailing local market interest rates. At December 31, 2006 and 2005, we had guarantees outstanding of $15.4 million and $14.2 million, respectively, which reduced the available borrowing capacity under these credit lines. Available borrowings under all credit lines were $43.9 million and $30.3 million as of December 31, 2006 and 2005, respectively.

Equity.   In February 2006, the Board of Directors increased our quarterly dividend from $0.03 to $0.05 per common share. In both February and December 2006, our Board of Directors authorized us to purchase an incremental 5 million shares of common stock under our stock repurchase program which was initiated during 2005.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2006:

	Payments Due by Year (in millions)
	Total	2007	2008	2009	2010	2011	After 2011
Revolving credit facilities	$500.8	$5.8	$—	$—	$495.0	$—	$—
Interest and fees on revolving credit facilities	88.6	27.6	26.5	26.0	8.5	—	—
Non-U.S. borrowing arrangements	9.0	9.0	—	—	—	—	—
Operating leases	132.3	30.6	25.9	19.9	14.4	12.7	28.8
Capital lease obligations	5.9	3.8	1.8	0.3	—	—	—
Purchase obligations	72.2	49.3	16.1	6.3	0.1	0.1	0.3
Pension plan contributions	23.0	23.0	—	—	—	—	—
Total Contractual Cash Obligations	$831.8	$149.1	$70.3	$52.5	$518.0	$12.8	$29.1

Purchase obligations primarily consist of noncancelable supply agreements with vendors for the purchase of specified levels of goods or services over the respective contract periods. Estimated pension plan contributions for 2007 are based on our funding policy as discussed below in “Critical Accounting Policies.”  We have not determined projected pension contributions for years beyond 2007.

Off-Balance Sheet Arrangements

Except as noted in the cash flows section of “Liquidity and Capital Resources” and the “Contractual Cash Obligations” table above, we have no material off-balance sheet arrangements.

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

Adjustments for Write-down of Inventories to Net Realizable Value.   Inventories are stated at the lower of cost (based on the first-in, first-out method) or market. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We regularly review inventory quantities on hand and record a provision for deterioration, excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Several factors may influence the realizability of our inventories, including technological change and new product development. These factors could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we will be required to recognize such costs in cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

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

Pension Plan Assumptions.   We maintain noncontributory defined benefit pension plans covering substantially all employees in the United States and a combination of contributory and noncontributory plans in certain non-U.S. locations. Benefits under the United States plans are based on a cash balance formula. Our funding policy is to make contributions to the trusts of the plans that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended. In an attempt to anticipate future events, several statistical and other factors are used in calculating the expense, liability and resulting funding requirements related to the plans. These factors include assumptions we make about, among other things, the discount rate, expected return on plan assets, rate of future compensation increases and withdrawal and mortality rates. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense we have recorded or may record, and our cash funding requirements. In determining pension expense for 2006, our assumption for the discount rate for the U.S. plans was 5.5%. In determining the December 31, 2006 liabilities and 2007 pension expense for the U.S. plans, the discount rate was assumed to be 6.1%. The 2006 discount rates for the non-U.S. plans ranged from 2.5% to 4.63%, and are expected to be the same for 2007. We generally determine the discount rate assumption by constructing a hypothetical portfolio of investments with maturities that mirror the pension obligation. For the year ended December 31, 2006, our assumptions for the expected long-term rates of return on pension plan assets were 8.5% for the U.S. plans and 3.25% for non-U.S. plans, respectively. These rates are not expected to change for 2007. The expected long-term rate of return on plan assets is reviewed at least annually, taking into account our asset allocation, historical returns on the types of assets in the trust and the current economic environment. Based on these factors, we expect the plan assets will earn an average of 8.5% per year for the U.S. plans and 3.25 to 3.5% per year for the non-U.S. plans over the long-term. These and other assumptions impacting pension expense could change in the future based on various factors, including, but not limited to, market conditions, asset allocations, and workforce composition. For 2006, the net periodic benefit costs for our U.S. and non-U.S. plans were approximately $14 million and $7 million, respectively. These amounts are approximately $1 million higher than 2005 for the U.S. plans and $2 million higher than 2005 for the non-U.S. plans. We expect that the 2007 costs will be approximately $1 million lower and $0.5 million higher than 2006 for the U.S. plans and non-U.S. plans, respectively. However, changes in interest rates and market gains or losses could significantly impact post-2006 pension expense and funding requirements.

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

In assessing the realizability of the deferred tax assets, we consider all currently available data, our historical U.S. GAAP and taxable earnings and losses by jurisdiction, current financial condition, forecast of future U.S. GAAP and taxable earnings and losses by jurisdiction and other relevant factors. During 2005, the Company reversed its valuation allowances in the U.S. The data considered in determining the realizability of the U.S. valuation allowance includes the tax deductions that we have received or will receive related to the stock options granted under the 2002 Management Stock Option Plan and the 2004 Incentive Compensation Plan. See Note 10, “Shareholders’ Equity and Redeemable Preferred Stock,” to our consolidated financial statements for further discussion. Under the U.S. Internal Revenue Code of 1986, as amended, a company is allowed a deduction on the date of exercise equal to the difference between the fair market value on date of exercise and the exercise price. Due to the significant increase in our share price since the issuance of certain stock options, we have a significant tax deduction for stock options. However, we expect future taxable income to be sufficient enough to offset the tax deduction on the exercise of certain stock options and to utilize net operating loss (“NOL”) carryforwards subject to the limitation under Internal Revenue Code Section 382. Based on the above and other positive evidence, the company reversed substantially all of its U.S. valuation allowances in 2005. If we are unable to generate sufficient future taxable income in a jurisdiction, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our remaining net deferred tax assets resulting in an increase in our effective tax rate and a material adverse impact on our operating results.

See “Tax Credits and Loss Carryforwards” below and Note 9, “Income Taxes,” to our consolidated financial statements for further discussions.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for our fiscal year beginning January 1, 2007. The adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of the recognition and disclosure provisions of SFAS 158 has been reflected in our December 31, 2006 consolidated financial statements. The measurement provisions will be adopted during 2008 in accordance with the statement’s requirements. We are currently evaluating the impact of the adoption of the measurement provisions of SFAS 158 on our future consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ended December 31, 2006. The adoption of  SAB 108 will only impact our consolidated financial statements if we have misstatements in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, requiring a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the amount of benefit to recognize in the financial statements. FIN 48 is effective for our fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the 2007 opening retained earnings balance. We are currently evaluating the potential impact of the adoption of FIN 48 on our future consolidated financial statements, but expect any adjustment to our current reserve balance to be immaterial.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue states that a company may adopt a policy of presenting taxes either gross within revenue or net. If these taxes are significant, a company is required to disclose its accounting policy and the amount of taxes that are recognized on a gross basis, if applicable. EITF 06-3 is effective for our fiscal year beginning January 1, 2007. The adoption of EITF 06-3 is not expected to have a significant impact on our consolidated financial statements.

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

Since the COD income was realized in a Chapter 11 Title 11 case, we are not required to include the COD income in taxable income, but are required to reduce our U.S. NOL carryovers by the amount of the COD income. Our U.S. NOL carryover as of December 31, 2006 was $481.7 million after the amount of COD income realized as a result of the Plan of Reorganization.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in interest rates and foreign currency exchange rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. The qualitative and quantitative information presented below summarizes our market risks associated with debt obligations and other significant financial instruments outstanding at December 31, 2006. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Notes 2, 8 and 11 to our consolidated financial statements. No material changes in our market risk have occurred since December 31, 2006.

Interest Rate Risk.   We use interest rate derivative agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. These instruments are designated as cash-flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income/loss until earnings are affected by the cash flows being hedged. The fair value of our interest rate derivative agreements is the estimated amount that we would pay or receive to terminate the agreements, assuming prevailing interest rates.

In June 2005, we entered into interest rate swap agreements for a total notional amount of $200 million. During the second quarter of 2006, we sold these interest rate swaps for proceeds of $9.1 million and simultaneously purchased interest rate collars (caps and floors) for a premium of $2.5 million on the same notional amount of $200 million. We entered into this transaction to realize the $9.1 million value of the swaps on the balance sheet, which significantly reduced our risk of economic loss. The collar agreements provide us continued protection against interest rate risk. Under these agreements and including the 0.40% applicable margin on our Revolving Credit Facility, we will pay no less than 4.5% (floor) and no more than 5.7% (cap) interest on the hedged $200 million LIBOR based borrowings. The collar agreements are designated as cash flow hedges under SFAS No. 133 and mature concurrently with the Revolving Credit Facility. The proceeds from the sale of the swaps and the premium cost of the collars are being amortized over the remaining life of the Revolving Credit Facility.

At December 31, 2006, $200 million of the Revolving Credit Facility was hedged using interest rate derivative agreements. This resulted in an average effective interest rate of 4.8% through April 27, 2010 on the hedged portion of our borrowings as of December 31, 2006. A sensitivity analysis to measure the potential impact that a change in interest rates would have on our pretax income indicates that a 10% adverse change in interest rates would increase our annual interest expense by approximately $1.6 million based on December 31, 2006 debt positions.

The table below provides information as of December 31, 2006, about our financial instruments that are sensitive to changes in interest rates, including our interest rate collar agreements and long-term debt obligations. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the interest rate collar agreements, the table presents the notional amounts and weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term Debt

Variable Rate	$—	$—	$—	$495.0	$—	$—	$495.0	$495.0
Average interest rate	—	—	—	5.5%	—	—
Interest Rate Collars
Cap buyer / floor seller	$—	$—	$—	$200.0	$—	$—	$200.0	$0.5
Cap pay rate	—	—	—	5.7%	—	—
Floor pay rate	—	—	—	4.5%	—	—

Foreign Currency Risk.   We use foreign currency forward contracts primarily to hedge foreign currency transactional exposures. These contracts are economic hedges and are not designated as accounting hedges under SFAS No. 133. As such, gains and losses on forward contracts resulting from revaluations are recorded to foreign exchange gain (loss) on the statement of operations and substantially offset the gains and losses on the hedged items in current earnings. At December 31, 2006, we had foreign currency forward contracts with an aggregated notional amount of $48.0 million. At December 31, 2006, the fair value of outstanding forward foreign currency exchange contracts was an asset of $0.3 million.

To manage the foreign currency risk on our foreign currency sales outside the United States, in 2006 we purchased average rate put options for various currencies with characteristics similar to those of our underlying exposure. The terminal value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income until earnings are affected by the cash flows being hedged. At December 31, 2006, we held average rate put options with aggregated notional amounts of approximately $164.2 million. At December 31, 2006, the fair value of outstanding foreign currency option contracts aggregated a $3.2 million asset.

We do not engage in trading or other speculative use of financial instruments. Derivative losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the company’s net income indicates that a 10% adverse change in currency exchange rates would lead to gains/losses of approximately $16.4 million on foreign currency forward contracts outstanding at December 31, 2006. Such gains/losses would be substantially offset by losses/gains from the revaluation or settlement of the underlying positions hedged.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements in Part IV, Item 15(a)(i) of this report are incorporated by reference into this Item 8.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation and under the supervision of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of December 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer do not expect that our disclosure controls will prevent all error and all fraud. Although our disclosure controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the direction of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, management evaluated our internal control over financial reporting as of December 31, 2006, based on the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework. Based on that assessment, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 of this document.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required hereunder concerning our directors will appear under the headings “ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE AND DIRECTOR RELATED MATTERS” in our Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required hereunder concerning executive officers can be found in Part I of Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of Dade Behring Holdings, Inc.”

Code of Ethics

We have adopted the Dade Behring Holdings, Inc. Standards for Business Conduct which applies to directors, employees and executive officers including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other persons performing similar functions. We have posted a copy of the Dade Behring Holdings, Inc. Standards for Business Conduct on the Investor Relations section of our website at www.dadebehring.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Dade Behring Holdings, Inc. Standards for Business Conduct for the benefit of any director or executive officer by posting such information on its website at www.dadebehring.com.

The information required hereunder concerning compliance with Section 16(a) of the Securities and Exchange Act will appear under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required hereunder will appear under the headings “DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION AND OTHER INFORMATION” and “CORPORATE GOVERNANCE AND DIRECTOR RELATED MATTERS” in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The additional information required hereunder will appear under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required hereunder concerning our directors will appear under the heading “CORPORATE GOVERNANCE AND DIRECTOR RELATED MATTERS” in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required hereunder will appear under the subsection titled “Independent Registered Public Accounting Firm Fees” under the caption “AUDIT COMMITTEE INFORMATION” in our Proxy Statement, prepared for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES W.P. REID-ANDERSON	Chairman, President and Chief
James W.P. Reid-Anderson	Executive Officer, Director	February 26, 2007
(Principal Executive Officer)
/s/ JOHN M. DUFFEY	Chief Financial Officer (Principal
John M. Duffey	Financial Officer)	February 26, 2007
/s/ JOSEPH M. BUSKY	Vice President Finance (Principal	February 26, 2007
Joseph M. Busky	Accounting Officer)
/s/ N. LEIGH ANDERSON	Director	February 26, 2007
N. Leigh Anderson
/s/ JAMES G. ANDRESS	Director	February 26, 2007
James G. Andress
/s/ JEFFREY D. BENJAMIN	Director	February 26, 2007
Jeffrey D. Benjamin
/s/ ALAN S. COOPER	Director	February 26, 2007
Alan S. Cooper
/s/ BEVERLY A. HUSS	Director	February 26, 2007
Beverly A. Huss
/s/ RICHARD W. ROEDEL	Director	February 26, 2007
Richard W. Roedel
/s/ SAMUEL K. SKINNER	Director	February 26, 2007
Samuel K. Skinner

Dade Behring Holdings, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dade Behring Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Dade Behring Holdings, Inc. as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. We also have audited management’s assessment, included in the accompanying Management’s Annual Report, that Dade Behring Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dade Behring Holdings, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that Dade Behring Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Dade Behring Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment and changed its method of accounting for stock based compensation. As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No.87, 88, 106 and 132(R) and changed its method of accounting for defined benefit pension plans.

KPMG LLP
Chicago, Illinois
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Dade Behring Holdings, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Dade Behring Holdings, Inc. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 7, 2006

Dade Behring Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(Dollars in millions, except per share-related data)
Assets
Current assets:
Cash and cash equivalents	$24.4	$34.6
Accounts receivable, net	359.5	315.7
Inventories	189.7	165.0
Prepaid expenses and other current assets	23.2	24.5
Deferred income taxes	115.9	54.2
Total current assets	712.7	594.0
Property, plant and equipment, net	488.5	429.5
Deferred income taxes	138.6	199.3
Identifiable intangible assets, net	339.0	356.9
Goodwill	169.6	187.8
Other assets	27.0	33.1
Total assets	$1,875.4	$1,800.6
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$14.8	$5.5
Accounts payable	78.9	75.4
Accrued liabilities	273.6	248.8
Total current liabilities	367.3	329.7
Long-term debt	495.0	386.0
Deferred income taxes	33.5	16.6
Other liabilities	170.4	159.9
Total liabilities	1,066.2	892.2
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common Stock: $0.01 par value; 150,000,000 shares authorized at December 31, 2006 and 2005, respectively; 82,860,364 and 88,029,061 shares issued and outstanding at December 31, 2006 and 2005, respectively	0.8	0.9
Additional paid-in capital	475.0	708.8
Unearned stock-based compensation	—	(3.6)
Retained earnings	299.1	196.3
Accumulated other comprehensive income	34.3	6.0
Total shareholders’ equity	809.2	908.4
Total liabilities and shareholders’ equity	$1,875.4	$1,800.6

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(Dollars in millions, except per share data)
Net sales	$1,739.2	$1,658.1	$1,559.8
Cost of goods sold	788.1	741.3	704.8
Gross profit	951.1	916.8	855.0
Operating costs and expenses:
Marketing and administrative expenses	565.4	548.6	529.2
Research and development expenses	160.7	141.5	134.0
Restructuring expense	21.3	—	—
Income from operations	203.7	226.7	191.8
Other (expense) income:
Interest expense	(26.9)	(43.5)	(64.0)
Interest income	4.2	4.3	2.4
Foreign exchange gain (loss)	(1.2)	1.3	(2.5)
Loss on redemption/purchase of senior subordinated notes	—	(24.0)	(5.0)
Other	(1.6)	(0.1)	(2.3)
Income before income tax expense	178.2	164.7	120.4
Income tax expense	58.2	39.8	40.5
Net income	120.0	124.9	79.9
Other comprehensive income (loss):
Foreign currency translation adjustments	30.9	(32.4)	21.3
Pension liability adjustment	0.7	(16.2)	(4.4)
Net gain (loss) on derivative instruments and marketable securities	(4.9)	13.0	2.6
Income tax effects related to items of comprehensive income (loss)	(1.6)	(1.1)	(0.1)
Other comprehensive income (loss), net of income tax	28.3	(34.5)	19.6
Comprehensive income	$148.3	$90.4	$99.5
Basic net income per common share:	$1.39	$1.41	$0.93
Diluted net income per common share:	$1.36	$1.36	$0.88

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in millions, except share-related data)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Stock-Based	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2003	82,823,012	$0.8	$685.7	$(10.6)	$(0.5)	$20.9	$696.3
Net income					79.9		79.9
Issuance of stock—employee share purchase program	528,736		8.6				8.6
Issuance of stock options			3.9	(3.9)			—
Exercise of stock options	4,037,250	0.1	30.8				30.9
Income tax benefit from stock transactions			3.5				3.5
Amortization of unearned stock-based compensation				6.4			6.4
Net gain on derivative instruments, net of income taxes						2.6	2.6
Minimum pension liability adjustment, net of income taxes						(4.3)	(4.3)
Cumulative translation adjustment, net of income taxes						21.3	21.3
Balance at December 31, 2004	87,388,998	0.9	732.5	(8.1)	79.4	40.5	845.2
Net income					124.9		124.9
Dividends paid ($0.09 per common share)					(8.0)		(8.0)
Repurchase of common stock	(3,025,794)		(115.0)				(115.0)
Issuance of stock—employee share purchase program	348,401		8.8				8.8
Exercise of stock options	3,317,456		28.0				28.0
Cancellation of stock options			(0.1)	0.1			—
Nonemployee directors’ compensation plans			0.5	(0.3)			0.2
Income tax benefit of equity items			54.1				54.1
Amortization of unearned stock-based compensation				4.7			4.7
Net gain on derivative instruments, net of income taxes						7.8	7.8
Minimum pension liability adjustment, net of income taxes						(9.9)	(9.9)
Cumulative translation adjustment, net of income taxes						(32.4)	(32.4)
Balance at December 31, 2005	88,029,061	0.9	708.8	(3.6)	196.3	6.0	908.4
Net income					120.0		120.0
Dividends paid ($0.20 per common share)					(17.2)		(17.2)
Repurchase of common stock	(7,779,240)	(0.1)	(297.0)				(297.1)
Issuance of stock—employee share purchase program	297,525		9.5				9.5
Impact of adopting SFAS 123 (R)			(3.6)	3.6			—
Exercise of stock options	2,313,018		22.7				22.7
Stock-based compensation expense			20.9				20.9
Excess tax benefits from stock-based compensation			13.7				13.7
Net loss on derivative instruments and marketable securities, net of income taxes						(2.9)	(2.9)
Pension liability adjustment, net of income taxes						13.2	13.2
Impact of adopting SFAS 158, net of income taxes						(12.9)	(12.9)
Cumulative translation adjustment						30.9	30.9
Balance at December 31, 2006	82,860,364	$0.8	$475.0	$—	$299.1	$34.3	$809.2

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(Dollars in millions)
Operating Activities:
Net income	$120.0	$124.9	$79.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	160.4	163.0	152.8
Net loss on disposal of fixed assets	5.2	3.6	4.5
Stock-based compensation expense	20.9	4.7	6.4
Provisions for restructuring reserve	21.3	—	—
Payments from restructuring reserves	—	—	(0.4)
Deferred income taxes	28.0	23.2	27.8
Changes in balance sheet items:
Accounts receivable, net	(174.0)	(171.1)	(176.3)
Sale of trade receivables	148.6	149.9	167.4
Inventories	(11.1)	(4.4)	18.9
Prepaid expenses and other current assets	(3.8)	1.5	2.9
Accounts payable	0.4	(1.5)	(10.8)
Accrued liabilities	1.2	(17.6)	(2.2)
Lease receivables	(43.8)	(61.1)	(45.7)
Sale of lease receivables	46.1	64.4	44.9
Other, net	(0.5)	14.5	(20.3)
Net cash flow provided by operating activities	318.9	294.0	249.8
Investing Activities:
Capital expenditures	(174.7)	(149.0)	(131.8)
Investment in licensing agreements	(0.7)	(4.0)	(0.3)
Net cash flow utilized for investing activities	(175.4)	(153.0)	(132.1)
Financing Activities:
Net borrowings (repayments) related to short-term debt	8.9	(2.3)	3.0
Repayments of borrowings under former bank credit agreement	—	(158.3)	(169.9)
Redemption / purchase of senior subordinated notes	—	(275.0)	(40.3)
Borrowings under new revolving credit facility	848.1	701.7	—
Repayments of borrowings under new revolving credit facility	(739.1)	(315.7)	—
Payment of debt issuance costs	(0.6)	(2.7)	(0.3)
Proceeds from exercise of stock options	22.7	28.0	30.9
Proceeds from employee stock purchase plan	9.5	8.8	8.6
Excess tax benefits from stock-based compensation	12.7	—	—
Repurchases of common stock	(293.0)	(111.8)	—
Dividends paid	(17.2)	(8.0)	—
Net cash flow utilized for financing activities	(148.0)	(135.3)	(168.0)
Effect of foreign exchange rates on cash	(5.7)	(1.1)	0.8
Net increase (decrease) in cash and cash equivalents	(10.2)	4.6	(49.5)
Cash and Cash Equivalents:
Beginning of Period	34.6	30.0	79.5
End of Period	$24.4	$34.6	$30.0
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$27.0	$41.9	$59.1
Cash paid during the period for income taxes	$14.4	$23.3	$12.3

The accompanying notes are an integral part of the consolidated financial statements.

Dade Behring Holdings, Inc.

Notes To Consolidated Financial Statements

1.   Organization and Business

Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994, and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”) (collectively, the “Company”). The Company develops, manufactures and markets clinical diagnostic instruments, reagents, consumable supplies and services worldwide.

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

Revenue Recognition

The Company manufactures and markets a broad offering of clinical diagnostic products and services which include: (1) medical diagnostic instruments, (2) reagents and consumables, and (3) maintenance services. Revenue related to the sale of instruments, reagents and consumables represents the vast majority of the Company’s sales. The Company recognizes revenue from the sale of instruments, reagents and consumables upon delivery. Revenue for maintenance services is recognized as the services are provided. The Company believes service revenue represents approximately 12 to 14% of total reported revenue for the years 2004 to 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase and are held to maturity. The Company had no cash equivalents invested in short-term money market investments at December 31, 2006 and 2005, respectively.

Accounts Receivable

Accounts receivable are net of bad debt reserves of $21.0 million and $16.4 million at December 31, 2006 and 2005, respectively. Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers based upon customer payment history and current creditworthiness, as determined by the Company’s review of its customers’ current credit information. The Company continuously monitors collections and payments from its customers and payment accommodations made to its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified. The Company also factors certain trade receivables at face value to third-party financial institutions. These transactions are recorded as asset sales when control has been surrendered. In certain instances, the Company pays interest to the financial institutions at variable rates until amounts sold are collected.

Below is a summary of the activity in the allowance for bad debts reserve:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended December 31, 2004	$8.7	11.4	1.2	(1)	(5.0)	$16.3
Year ended December 31, 2005	$16.3	8.7	(1.7	)(1)	(6.9)	$16.4
Year ended December 31, 2006	$16.4	10.1	1.0	(1)	(6.5)	$21.0

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

Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. The Company sells certain lease receivables to a financial institution, and collects these receivables on their behalf for a nominal fee. During the years ended December 31, 2006, 2005 and 2004, $46.1 million, $64.4 million and $44.9 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $2.3 million, $1.6 million and $2.5 million, respectively. The losses are included in other expense on the accompanying statement of operations. At December 31, 2006, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $13.6 million and $11.8 million, respectively. At December 31, 2005, the short- and long-term portions of lease receivables which were not sold that are included in accounts receivable and other assets total $11.6 million and $14.1 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	3 to 10 years
Equipment placed with customers	5 years
Internal-use software	3 to 5 years

Leasehold improvements are capitalized and amortized over their estimated useful lives or over the terms of the related leases, if shorter. Gains/losses on the disposal of fixed assets are included in the same caption on the Consolidated Statements of Operations that included the depreciation or amortization expense associated with the asset while it was being used. Accordingly, the gains/losses are a component of cost of goods sold, marketing and administrative expenses, or research and development expenses. Repair and maintenance costs are expensed as incurred.

Goodwill

Goodwill has an indefinite life. It is tested for impairment at the reporting unit level at least annually and if events or changes in circumstances occur that would reduce the fair value of a reporting unit below its carrying value.

Goodwill at December 31, 2006, aggregated $169.6 million, and was allocated as follows: $127.4 million to Global Operations and $42.2 million to Global Customer Management-Americas. Goodwill at December 31, 2005, aggregated $187.8 million, and was allocated as follows: $141.1 million to Global Operations and $46.7 million to Global Customer Management-Americas.

As a result of the Company’s emergence from Chapter 11 bankruptcy and the application of fresh-start reporting in October 2002, the reorganization value in excess of amounts allocated to identifiable assets was recorded as goodwill. Reductions in deferred tax asset valuation allowances that existed at the date fresh-start reporting was applied are first credited to goodwill. Likewise, revisions to the tax bases of assets and liabilities as of the date fresh-start reporting was applied results in changes to goodwill. Accordingly, $17.4 million and $304.0 million of decreases to certain deferred tax asset valuation allowances and revisions to tax bases during the years ended December 31, 2006 and 2005, respectively, resulted in corresponding reductions to goodwill. The decreases in valuation allowances are due to the profitability of the Company in certain jurisdictions and the reversal of substantially all of the U.S. valuation allowances. See Note 9 for more information regarding reductions in valuation allowances that occurred during 2005. Prior to the reversal of the U.S. valuation allowances in 2005, goodwill was reduced by the tax benefit of the stock option deduction rather than being recognized in shareholders’ equity. Upon reversal of the U.S. valuation allowances, $25.0 million of tax benefits that had reduced goodwill in prior years were allocated to shareholders’ equity during the year ended December 31, 2005. The total reduction in goodwill of $18.2 million in 2006 was allocated by segment as follows: $13.7 million to Global Operations and $4.5 million to Global Customer Management-Americas. The total reduction in goodwill of $278.2 million in 2005 was allocated by segment as follows: $209.0 million to Global Operations and $69.2 million to Global Customer Management-Americas.

Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for the Company’s tradename, which is not subject to amortization since it has an indefinite life.

Identifiable intangible assets consist of the following at (in millions):

		December 31, 2006			December 31, 2005
	Lives (Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	133.0	$(58.0)	75.0	127.2	$(42.7)	84.5
Developed technology	6 to 10	136.8	(84.4)	52.4	136.0	(61.0)	75.0
Internally developed software	5 to 10	93.8	(30.4)	63.4	69.5	(21.2)	48.3
Patents	9 to 11	23.2	(10.0)	13.2	20.8	(6.7)	14.1
		$521.8	$(182.8)	$339.0	$488.5	$(131.6)	$356.9

Amortization expense totaled $45.4 million, $43.8 million and $42.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amount of amortization expense for the identifiable intangible assets for each full year from 2007 through 2011 is as follows: $51.1 million, $46.9 million, $36.3 million, $26.5 million and $15.2 million, respectively. The estimated amount of amortization expense for the customer relationships and developed technology intangible assets, which were created from the application of fresh-start reporting in 2002, for each full year from 2007 to 2011 is as follows: $20.7 million, $18.5 million, $11.7 million, $9.4 million and $3.1 million, respectively.

Debt Issuance Costs

As of December 31, 2006 and 2005, debt issuance costs totaled $2.3 million, net of accumulated amortization of $0.9 million and $0.4 million, respectively. Debt issuance costs are being amortized over the applicable terms of the agreements. In October 2006, the Company amended its revolving credit facility and paid financing fees of $0.6 million, which are being amortized over the facility’s remaining life through April 2010.

Shipping and Handling Costs

Gross shipping, handling and other warehousing costs of $85.9 million, $77.5 million and $74.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively, are reported as marketing and administrative expenses.

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

Foreign Currency Translation

The Company has determined that the local currencies of its non-U.S. operations are their functional currencies except in circumstances where a country is considered to be highly-inflationary. In these situations, the U.S. dollar is considered the functional currency. Assets and liabilities of the non-U.S. subsidiaries are translated at the year-end exchange rates. Equity accounts are translated at historical rates. Revenues and expenses are translated at average rates of exchange in effect during the year. These translations result in a cumulative translation adjustment being recorded on the consolidated balance sheet in other comprehensive income/loss. Transaction gains and losses are recorded on the statement of operations.

Derivative Financial Instruments

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively referred to as “SFAS No. 133”). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair values of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income (loss) are included in earnings in the periods in which earnings are affected by the hedged item. Gains and losses are reflected in the statement of cash flows as operating activities within the same accounts as the respective assets and liabilities are recorded.

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

Earnings Per Share

The computation of basic and diluted earnings per share is set forth in the following table (in millions, except for share data).

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income	$120.0	$124.9	$79.9
Weighted average outstanding common shares
Basic	86,512,992	88,510,039	85,636,484
Effect of dilutive securities (primarily stock options)	1,449,176	3,430,016	5,329,104
Diluted	87,962,168	91,940,055	90,965,588
Basic net income per share	$1.39	$1.41	$0.93
Diluted net income per share	$1.36	$1.36	$0.88

The effect of approximately 2.0 million and 1.0 million outstanding stock options were not included in the calculation for the years ended December 31, 2005 and 2004, respectively, because to do so would have been anti-dilutive. During the year ended December 31, 2006, the number of anti-dilutive stock options was not significant.

Concentration of Credit Risk

Substantially all of the Company’s customers operate in the hospital and reference laboratory market, which may be subject to legislated healthcare reforms. Additionally, at December 31, 2006 and 2005, approximately 68% and 66%, respectively, of the Company’s total accounts receivable were geographically concentrated outside of the United States. Of the total non-U.S. accounts receivable, approximately half are comprised of receivables from Greece, Italy, Japan and Spain as of December 31, 2006 and 2005, respectively. Generally, these four countries individually comprise between 10% and 20% of the total non-U.S. accounts receivable balance. The Company does not expect these risk factors to have a material adverse impact on its results of operations, financial position or liquidity.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. As a result of the adoption, stock-based compensation expense recognized during 2006, includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the standard.

Stock options issued are exercisable over time.

The fair value of stock options was estimated using either a lattice-based or the Black-Scholes option pricing models, based on the following assumptions derived from company-specific historical information:

	2006	2005	2004
Expected life (years)	5	5	5
Average interest rate	4.6%	4.2%	3.3%
Dividend yield	0.5%	0.3%	0.0%
Volatility	28%	30%	30%

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards during 2005 and 2004 (in millions, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income as reported	$124.9	$79.9
Add: Total stock-based employee compensation expense included in reported net income net of related tax effects	3.1	4.2
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(12.1)	(10.7)
Pro forma net income	$115.9	$73.4
Income per share:
Basic as reported	$1.41	$0.93
Basic pro forma	$1.31	$0.86
Diluted as reported	$1.36	$0.88
Diluted pro forma	$1.26	$0.81

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2007. The adoption of SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of the recognition and disclosure provisions of SFAS 158 has been reflected in the Company’s December 31, 2006 consolidated financial statements. The measurement provisions will be adopted during 2008 in accordance with the statement’s requirements. The Company is currently evaluating the impact of the adoption of the measurement provisions of SFAS 158 on its future consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ended December 31, 2006. The adoption of SAB 108 will only impact the Company’s consolidated financial statements if the Company has misstatements in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition, requiring a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the amount of benefit to recognize in the financial statements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the 2007 opening retained earnings balance. The Company is currently evaluating the potential impact of the adoption of FIN 48 on its future consolidated financial statements, but expects any adjustment to the Company’s current reserve balance to be immaterial.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue states that a company may adopt a policy of presenting taxes either gross within revenue or net. If these taxes are significant, a company is required to disclose its accounting policy and the amount of taxes that are recognized on a gross basis, if applicable. EITF 06-3 is effective for the Company’s fiscal year beginning January 1, 2007. The adoption of EITF 06-3 is not expected to have a significant impact on the Company’s consolidated financial statements.

3.                 Inventories

Inventories consist of the following at (in millions):

	December 31,
	2006	2005
Raw materials	$33.4	$27.3
Work-in-process	37.2	33.0
Finished products	119.1	104.7
Total inventories	$189.7	$165.0

4.                 Property, Plant and Equipment

Property, plant and equipment consist of the following at (in millions):

	December 31,
	2006	2005
Land	$23.9	$24.6
Buildings and leasehold improvements	139.9	125.5
Machinery and equipment	188.7	151.9
Equipment placed with customers	400.4	307.0
Internal-use software	65.2	51.2
Construction in progress	24.2	33.4
Total property, plant and equipment, at cost	842.3	693.6
Accumulated depreciation and amortization	(353.8)	(264.1)
Net property, plant and equipment	$488.5	$429.5

Equipment placed with customers includes instruments provided in exchange for contractual commitments for ongoing reagent purchases. The net book value of this equipment was $205.3 million and $170.7 million at December 31, 2006 and 2005, respectively. The Company has entered into capital leases for equipment placed with customers amounting to $5.1 million (net of accumulated depreciation of $13.0 million) and $10.7 million (net of accumulated depreciation of $14.4 million) at December 31, 2006 and 2005, respectively.

Depreciation expense totaled $114.5 million, $109.0 million, and $104.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

5.                 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consist of the following at (in millions):

	December 31,
	2006	2005
Net gain on derivative instruments, net of tax expense of $3.2 million and $5.2 million, respectively	$0.1	$3.0
Pension liability, net of tax benefits of $5.8 million and $6.4 million, respectively	(31.5)	(31.8)
Foreign currency translation adjustments	65.7	34.8
Accumulated other comprehensive income	$34.3	$6.0

Tax benefits have not been provided on components of other comprehensive income in countries where tax valuation allowances exist. Tax expense has not been provided on foreign currency translation adjustments for countries where earnings have been deemed permanently reinvested.

6.                 Restructuring Reserves

On December 28, 2006, the Company’s Board of Directors approved a plan (“The Plan”) to consolidate its Cupertino, California reagent production operations into its Glasgow, Delaware manufacturing facility in order to realize cost savings and efficiency benefits. In addition, The Plan will streamline the Company’s customer management organizational structure in certain geographic areas, which have experienced downward pressure on revenue as a result of government healthcare cost reimbursement issues. The goal of these actions is to improve the Company’s profitability and return on invested capital. The Company anticipates closing the Cupertino facility by mid 2008. In connection with the plant closing and organizational changes, the Company expects to eliminate 130 positions and pay total severance, lease termination, relocation and other pre-tax cash costs of approximately $17.7 million, $3.6 million, $0.4 million and $4.9 million, respectively, and incur approximately $1.5 million of non-cash depreciation costs over the next two years. Total costs expected to be incurred by segment are $16.0 million for Global Operations, $0.4 million for GCM-Americas and $10.2 million for GCM-International. The Company recorded charges of $17.7 million in severance costs pursuant to ongoing benefit arrangements and $3.6 million of lease termination costs to exit the Cupertino facility during the year ended December 31, 2006, of which $10.7 million, $0.4 million and $10.2 million was allocated to the Global Operations, GCM-Americas and GCM-International segments, respectively. As of December 31, 2006, $17.3 million was recorded in accrued liabilities and $4.0 million was recorded in other long-term liabilities on the consolidated balance sheet.

7.                 Accrued Liabilities

Accrued liabilities consist of the following at (in millions):

	December 31,
	2006	2005
Employee compensation, withholdings and other payroll taxes	$100.2	$105.7
Property, sales and use and other taxes	32.3	37.4
Deferred service contract revenue	24.5	16.6
Restructuring reserves	17.3	0.1
Other	99.3	89.0
	$273.6	$248.8

8.                 Debt

Debt consists of the following at (in millions):

	December 31,
	2006	2005
Revolving Credit Facility	$495.0	$390.7
Borrowings under lines of credit and other arrangements	14.8	0.8
	$509.8	$391.5

Revolving Credit Facility

As of December 31, 2006 and 2005, the Company had a five-year multi-currency revolving credit facility (“Revolving Credit Facility”) in the amount of $600 million, which expires on April 27, 2010. The Revolving Credit Facility entered into on April 27, 2005, replaced the Company’s previously existing term loan and revolving credit facility discussed below. The applicable margins and fees under the Revolving Credit Facility are determined using the debt ratings issued by third party rating agencies. Based upon current third party debt ratings, the interest rate on U.S. dollar denominated borrowings under the Revolving Credit Facility is LIBOR plus 0.40% or a Base Rate as defined in the agreement. The weighted-average interest rates on outstanding borrowings were 5.8% and 5.2% at December 31, 2006 and 2005, respectively. However, $200 million of the Company’s borrowings under this facility was hedged by using interest rate derivative agreements. This resulted in an average effective interest rate of 4.8% through April 27, 2010 on the hedged portion of the Company’s borrowings as of December 31, 2006. The Company paid a commitment fee of 0.13% until October 2006 and 0.10% afterwards on the unused portion of the Revolving Credit Facility. As of December 31, 2006 and 2005, the Company had letters of credit outstanding of $4.6 million and $4.5 million respectively, which reduced the borrowing capacity under the Revolving Credit Facility. Outstanding borrowings were $495.0 million and $390.7 million as of December 31, 2006 and 2005, respectively. Available borrowings under the Revolving Credit Facility were $100.4 million and $204.8 million as of December 31, 2006 and 2005, respectively.

The Revolving Credit Facility was amended in October 2006 (the “First Amendment”). The First Amendment reduced applicable margins and fees under the Revolving Credit Facility as determined by debt ratings issued by third-party rating agencies. Based upon current third party debt ratings, the interest rate on U.S. dollar denominated borrowings was reduced by 0.23% from the then current rate of LIBOR plus 0.63%. In addition, the commitment fee on the unused portion of the Revolving Credit Facility was reduced from 0.13% to 0.10%. No other changes were made to the revolving credit facility during 2006.

The borrowings under the Revolving Credit Facility are unconditionally guaranteed by Dade Behring Holdings, Inc. and certain domestic subsidiaries of Dade Behring Inc. The borrower’s and guarantors’ obligations are currently unsecured based upon third party debt ratings. The Revolving Credit Facility also contains restrictive financial covenants requiring the Company to maintain certain leverage and interest coverage ratios. The Company is in compliance with its financial covenants as of December 31, 2006 and 2005.

Short-Term Credit Facility

In June 2006, the Company entered into a short-term credit facility agreement with Banca Nazionale del Lavoro S.p.A., New York Branch (“BNL”). The $15 million uncommitted and unsecured line of credit is available for short-term borrowings up to 180 days at an interest rate of LIBOR plus 0.38%. As of December 31, 2006, the interest rate was 5.7% and the outstanding balance was $5.8 million.

Senior Secured Credit Facility

During a portion of 2005, the Company had a senior secured credit agreement, which consisted of term loan and revolving credit facilities. On April 27, 2005, the outstanding term loan facility balance of $118.3 million was repaid with proceeds from the new Revolving Credit Facility discussed above. The unamortized balance of debt issuance costs associated with the facility of $8.1 million was written-off and recorded as interest expense in April 2005. No borrowings were outstanding on the revolving credit facilities during 2005.

Senior Subordinated Notes

During a portion of 2005, the Company had senior subordinated notes outstanding with a coupon of 11.91%, which were due in 2010. In June 2005, proceeds from the Revolving Credit Facility were used to redeem the $275.0 million outstanding principal balance of the senior subordinated notes, pursuant to the make-whole redemption provision of the bond indenture. The Company incurred a pre-tax expense of $24 million during the year ended December 31, 2005, in connection with the redemption, which represented the premium paid to bondholders.

Other Credit Facilities

As of December 31, 2006 and 2005, certain of the Company’s subsidiaries in Germany had a revolving credit facility with Dresdner Bank AG which is renewable annually (the “Dresdner Facility”). As a result of Dresdner Bank’s participation in the Revolving Credit Facility, effective April 2005, the Dresdner Facility was amended. The borrowing capacity was reduced from €30 million to €10 million, which can be utilized in the form of cash, guarantees, or as credit lines for derivatives trading and settlement risks. Additionally, the Dresdner Facility is no longer secured. Effective July 2006, the credit line was increased to €15 million, utilizable as cash advance, guarantee line or money market loan. As a result of this amendment, the Company’s commitment fee decreased from 0.5% to 0.38% on the unused portion of the credit line related to cash or guarantees. Borrowings under the Dresdner Facility are subject to a variable interest rate of the European Overnight Indexed Average (EONIA) plus 0.63%. As of December 31, 2006 and 2005, the interest rate was 4.32% and 3.55%, respectively, and $8.6 million and $0.1 million were outstanding, respectively. Approximately $1.4 million and $1.1 million were utilized for guarantee purposes as of December 31, 2006 and 2005, respectively, which reduced the available borrowing capacity under this facility. Effective July 2006, one of the Company’s subsidiaries in Germany also had a short-term credit facility with Citibank (overnight overdraft facility) subject to a variable interest rate of EONIA plus 0.63% with a capacity of €5 million. No borrowings were outstanding on this facility as of December 31, 2006. Available borrowings under all German credit facilities were $16.4 million and $10.6 million as of December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, some of the Company’s non-U.S. subsidiaries, excluding the German entities, had available credit lines from various financial institutions totaling $59.7 million and $45.2 million, respectively. These credit lines are uncommitted and principally used to provide working capital financing for local operations. The Company had outstanding borrowings of $0.4 million and $0.7 million under these credit lines and other borrowing arrangements at December 31, 2006 and 2005, respectively, at the prevailing local market interest rates. At December 31, 2006 and 2005, the Company had guarantees outstanding of $15.4 million and $14.2 million, respectively, which reduced the available borrowing capacity under these credit lines. Available borrowings under all credit lines were $43.9 million and $30.3 million as of December 31, 2006 and 2005, respectively.

Aggregate Maturities of Debt

The scheduled aggregate maturities of debt at December 31, 2006 are as follows (in millions):

2007	$14.8
2008	—
2009	—
2010	495.0
2011	—
Thereafter	—
Total	$509.8

9.                 Income Taxes

Income before income tax expense is as follows (in millions):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
U.S. (including Puerto Rico)	$110.2	$94.4	$74.3
Non-U.S	68.0	70.3	46.1
Income before income tax expense	$178.2	$164.7	$120.4

Tax Expense

Income tax expense consists of the following (in millions):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Current
U.S.
Federal	$1.2	$—	$—
State and local (including Puerto Rico)	0.3	0.3	0.1
Non-U.S.	16.0	16.3	12.6
Current income tax expense	17.5	16.6	12.7
Deferred
U.S.
Federal	30.1	18.3	22.2
State and local (including Puerto Rico)	4.3	2.6	3.2
Non-U.S.	6.3	2.3	2.4
Deferred income tax expense	40.7	23.2	27.8
Total income tax expense	$58.2	$39.8	$40.5

Tax Rates

Differences between income taxes computed using the U.S. Federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following (in millions):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Income tax expense at statutory rate	$62.4	$57.7	$42.1
State and local taxes net of Federal benefit	5.3	4.6	2.9
Nondeductible items	2.9	3.5	2.9
Valuation allowances	(1.9)	(13.8)	(1.7)
Tax on unremitted earnings	—	(7.8)	0.2
Income from non-U.S. sources	(5.7)	4.9	2.8
Extraterritorial Income Exclusion	(2.7)	(5.2)	(5.5)
Foreign rate differential	(1.5)	(1.3)	(1.2)
Other	(0.6)	(2.8)	(2.0)
Income tax expense	$58.2	$39.8	$40.5

Deferred Taxes

Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2006	2005
Deferred tax liabilities:
Property, plant and equipment	$(45.9)	$(41.2)
Intangible assets	(128.2)	(131.0)
Other	(24.3)	(25.0)
Gross deferred tax liabilities	(198.4)	(197.2)
Deferred tax assets:
Intangible assets	47.2	66.3
Accrued liabilities	67.2	64.0
Pensions	25.8	27.3
Net operating loss carryforwards	220.7	243.5
Other	69.8	59.1
Gross deferred tax assets	430.7	460.2
Valuation allowance	(12.2)	(32.8)
Net deferred tax assets	418.5	427.4
	$220.1	$230.2

Valuation Allowance

The changes in the valuation allowance are summarized below:

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2004	$395.4	0.5	2.1	(1)	(2.5)		$375.4
					(20.1	)(2)
Year ended December 31, 2005	$375.4	1.5	—		(47.8)		$32.8
					(2.6	)(1)
					(293.7	)(2)
Year ended December 31, 2006	$32.8	—	—		(4.9)		$12.2
					1.1	(1)
					(16.8	)(2)

(1)          Impact of foreign currency translation.

(2)          Reversal of valuation allowances to goodwill in accordance with fresh-start reporting.

Prior to emergence from bankruptcy, the Company had at September 30, 2002 and December 31, 2001 net operating loss carryforwards available in the United States for Federal income tax return purposes of $888.3 million and $864.2 million (including $44.8 million relating to entities acquired in 1997), respectively, that expire in varying amounts from 2006 through 2022. Loss carryforwards expiring in years 2006 through 2012 relate to entities acquired during 1997.

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

Since the COD income was realized in a Chapter 11 Title 11 case, the Company is not required to include the COD income in taxable income, but is required to reduce the Company’s NOL carryovers by the amount of the COD income. The Company’s U.S. NOL carryover as of December 31, 2006, is $481.7 million after the amount of COD income realized as a result of the reorganization and subsequent utilizations.

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

In addition to the U.S. NOL carryforwards, the Company has net operating loss carryforwards available in countries outside the United States of $88.2 million, $106.9 million and $128.3 million at December 31, 2006, 2005 and 2004, respectively, with various expiration dates.

As of December 31, 2006 and 2005, the total valuation allowance is $12.2 million and $32.8 million, respectively (including net operating loss carryforwards). The realization of the deferred tax assets requires substantial taxable income in certain jurisdictions in future years. In assessing the realizability of the deferred tax assets, the Company considers all currently available data, its historical U.S. GAAP and taxable earnings and losses by jurisdiction, current financial condition, forecast of future U.S. GAAP and taxable earnings and losses by jurisdiction and other relevant factors. The data considered in determining the realizability of the U.S. valuation allowance includes the tax deductions that the Company has received or will receive related to the stock options granted under the 2002 Management Stock Option Plan and the 2004 Incentive Compensation Plan. Under the U.S. Internal Revenue Code of 1986, as amended, a company is allowed a deduction on the date of exercise equal to the difference between the fair market value on date of exercise and the exercise price. Due to the significant increase in the Company’s share price since the issuance of certain stock options, the Company has a significant tax deduction for stock options. However, the Company expects future taxable income to be sufficient enough to offset the tax deduction on the exercise of certain stock options and to utilize net operating loss carryforwards subject to the limitation under Internal Revenue Code section 382. Based on the above and other positive evidence, the company has reversed substantially all of its U.S. valuation allowances in the third quarter of 2005. The Company believes its estimates of future U.S. taxable income are reasonable but inherently uncertain and if its ability to generate future U.S. taxable income necessary to realize a deferred tax asset is materially reduced, an additional valuation allowance may be recorded.

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

In addition, an income tax benefit of $15.1 million was recorded in the third quarter of 2005, and is mostly attributable to the reversal of valuation allowances related to pensions and net losses on derivative instruments. These items were originally recognized as part of comprehensive income subsequent to the application of fresh-start reporting in 2002. Also, for certain non-U.S. jurisdictions, a change in judgment regarding permanently reinvested earnings and the Company’s ability to utilize foreign tax credits required the Company to reverse a deferred tax liability related to tax provided on cumulative translation adjustment on the undistributed earnings accumulation in these non-U.S. jurisdictions through 2002. A further income tax benefit was also recorded as the Company reversed a $6.2 million post-fresh-start deferred tax liability related to taxes provided on undistributed earnings accumulated during 2002 in certain non-U.S. jurisdictions. The initial impact of recording this deferred tax liability was recognized as part of income tax expense.

For periods subsequent to December 31, 2002, it is management’s intent to permanently reinvest earnings locally or use available cash to pay down local debt, except for, as discussed below, certain non-U.S. earnings that were repatriated in 2005 due to the newly enacted tax law. Determination of the deferred tax liability related to unremitted earnings of non-U.S. operations is not practicable.

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

10.          Shareholders’ Equity

Shareholders’ Equity

The capitalization of the Company consists of one class of common stock. As of December 31, 2006 and 2005, 82,860,364 and 88,029,061 shares were outstanding, respectively. At the annual meeting of stockholders on May 23, 2005, an amendment to the Company’s Certificate of Incorporation was approved, which increased the number of authorized shares of common stock from 65,000,000 to 150,000,000.

During the second quarter of 2005, the Board of Directors approved a $0.03 per common share quarterly cash dividend plan and a stock repurchase program of up to 5 million shares. In February 2006, the Board of Directors approved an increase in the quarterly dividend from $0.03 to $0.05 per common share and authorized an incremental 5 million shares to be added to the stock repurchase program. During the years ended December 31, 2006 and 2005, the Company paid dividends of $17.2 million and $8.0 million, respectively, and repurchased and 7,779,240 and 3,025,794 shares of common stock, respectively, under theses programs. In December 2006, the Board of Directors approved an incremental 5 million shares for repurchase.

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

Equity Compensation Plans

The 2004 Incentive Compensation Plan provides for the issuance of up to 6,800,000 shares of common stock. During 2006 and 2005, 2,361,450 and 2,124,560 stock options were granted under this plan, respectively. Approximately one-third of these options vest and become exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control as defined in the option plan, the options can be converted, cashed-out or otherwise dealt with in accordance with the plan’s provisions. Generally, accelerated vesting of all options occurs upon a change of control. The strike price for the options granted in 2004, 2005 and 2006 was equal to the market price of the stock at the grant date. During 2006, the annual grant date of stock option awards was changed from October 3rd to the seventh business day following the third quarter earnings release.

During the years ended December 31, 2006 and 2005, 33,020 and 9,045 restricted stock units were granted under the 2004 Incentive Compensation Plan. The 2006 grants vest either on the first anniversary of the grant date or one-third on the first, second and third anniversaries of the grant date. Approximately one-third of the 2005 grants vest on the first, second and third anniversaries of the grant date. The fair value of the restricted stock units equaled the market price of the stock on the grant date.

The Company’s 2002 plan of reorganization included the 2002 Management Stock Option Plan and 2002 Chief Executive Officer Equity Plan, which provided for the issuance of up to 14,117,648 stock options with predetermined strike prices. Effective October 3, 2002, these equity compensation plans and the option strike prices were approved by all voting classes of creditors and by the bankruptcy court. On October 3, 2002, 10,188,600 stock options were granted under these plans. Additional grants of 45,200 stock options were made during the remainder of 2002. During 2003 and 2004, grants of 3,660,584 and 284,250 stock options were made, respectively. Forfeited options are not available for future grants. The terms for options under both plans are substantially the same and are set forth below. For grants in 2002, forty percent of such stock options vested 90 days following the grant date, with an additional 20% vesting and exercisable at the end of each of the first, second and third anniversaries of the grant date. For grants in 2003 and 2004, forty percent of such stock options are vested and exercisable on the grant dates with an additional 20% vesting and becoming exercisable at the end of each of the first, second and third anniversaries of the grant date. Vested and exercisable options expire on the earlier of (1) the tenth anniversary of the date of grant, or (2) generally within six-months or less after termination depending on the specific cause. Upon a change of control (as defined in the 2002 Management Stock Option Plan or

2002 Chief Executive Officer Equity Plan, as applicable), the options can be converted, cashed-out or otherwise dealt with in accordance with the option plans. Accelerated vesting of all options occurs upon a change of control or termination without cause. The strike price for the options granted in 2002 was $7.36, the reorganization value of the common stock. The strike price for the options granted in 2003 and 2004 was either $8.39 or $9.20. No stock options were granted under this plan subsequent to 2004.

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

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. As a result of the adoption, stock-based compensation expense recognized during the year ended December 31, 2006, includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the standard.

A portion of the stock options from the 2002 Management Stock Option Plan were granted to participants in 2003 and 2004 when the market value of the Company’s common stock was higher than the predetermined strike prices. As a result, during the years ended December 31, 2005 and 2004, the Company recognized $2.8 million and $3.9 million of total stock-based compensation expense, respectively, net of income tax benefits $1.9 million and $2.5 million, respectively, in accordance with APB 25. During the year ended December 31, 2006, the Company recognized $13.5 million of total stock-based compensation expense, net of income tax benefits of $7.4 million, in accordance with SFAS 123R. The incremental SFAS 123R expense of $11.6 million, net of tax benefits of $6.1 million, reduced basic and diluted net income per share by $0.13 and $0.13, respectively, during the year ended December 31, 2006.

During the year ended December 31, 2006, the components of pre-tax stock-based compensation expense consisted of $17.9 million for stock options, $2.6 million for the employee stock purchase plan and $0.4 million for restricted stock units. In 2005, substantially all stock-based compensation expense resulted from stock options. Total unrecognized stock-based compensation expense as of December 31, 2006, was $40.5 million, and will be recognized over a weighted average of 2.2 years.

Total tax benefits recorded in additional paid-in capital during the year ended December 31, 2006, were $13.7 million. Prior to the adoption of SFAS 123R, all tax benefits from the exercise of stock options were reported as operating cash flows in the Company’s consolidated statements of cash flows. In accordance with SFAS 123R, the Company will prospectively report excess tax benefits from the exercise of stock options as cash flows from financing activities. For the year ended December 31, 2006, excess tax benefits reported as cash flows from financing activities were $12.7 million.

Stock option activity from 2004 through 2006 was as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2003	11,354,532	$7.89
Options granted during 2004	2,262,350	$25.32
Options exercised during 2004	(4,037,250)	$7.66
Options forfeited during 2004	(34,346)	$7.96
Options outstanding at December 31, 2004	9,545,286	$12.12
Options granted during 2005	2,124,560	$35.73
Options exercised during 2005	(3,317,456)	$8.44
Options forfeited during 2005	(178,410)	$20.43
Options outstanding at December 31, 2005	8,173,980	$19.57
Options granted during 2006	2,361,450	$36.80
Options exercised during 2006	(2,312,415)	$9.83
Options forfeited during 2006	(134,427)	$29.53
Options outstanding at December 31, 2006	8,088,588	$27.22

As of December 31, 2006, 2005 and 2004, the number of exercisable options was 3,767,112, 4,093,672, and 4,070,998, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $11.07, $10.80, and $8.89, respectively.

Options outstanding at December 31, 2006 and related weighted-average price and life information is as follows:

	Options Outstanding
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$7.36 - $9.20	2,101,864	6.2	$8.14
$9.21 - $27.86	1,656,631	7.7	$27.60
$27.87 - $35.94	1,957,743	8.7	$35.73
$35.95- $41.34	2,372,350	9.8	$36.84
$7.36 - $41.34	8,088,588	8.2	$27.22

	Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$7.36 - $9.20	2,056,934	6.1	$8.12
$9.21 - $27.86	1,070,295	7.6	$27.46
$27.87 - $35.94	629,283	8.6	$35.74
$35.95- $41.34	10,600	8.7	$39.29
$7.36 - $41.34	3,767,112	7.0	$18.32

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the average of the intraday high and low market prices of the Company’s common stock during the year ended December 31, 2006. Intrinsic value information for stock options is as follows (amounts in millions):

December 31, 2006
Aggregate intrinsic value of stock options outstanding	$101.8
Aggregate intrinsic value of stock options exercisable	$81.0
Total intrinsic value of stock options exercised during the year ended	$66.5

Restricted stock unit activity from 2005 to 2006 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2004	—	$—
Restricted stock units granted during 2005	9,045	$35.94
Restricted stock units outstanding at December 31, 2005	9,045	$35.94
Restricted stock units granted during 2006	33,020	$37.53
Restricted stock units outstanding at December 31, 2006	42,065	$37.19
Nonvested at December 31, 2005	9,045	$35.94
Nonvested at December 31, 2006	39,050	$37.29
Vested at December 31, 2006	3,015	$35.94

Nonemployee Directors’ Equity Compensation

Each nonemployee director receives a grant of stock options with a value equal to $250,000 on the grant date upon first being appointed or elected. Accordingly, during 2005, the Company granted 16,800 stock options to a newly appointed director under the 2004 Incentive Compensation Plan. Prior to 2006, nonemployee directors also became eligible for a restricted stock unit award equal to the value of $65,000 on the October 3rd following the completion of three years of service and each October 3rd thereafter. The number of restricted stock units awarded was determined annually by dividing $65,000 by the fair market value of the Company’s common stock on each October 3rd. The restricted stock units were granted under the 2004 Incentive Compensation Plan and vest in equal installments on the first, second and third anniversaries of the grant date. During the third quarter of 2006, the Board of Directors approved an increase in the award value to $95,000 and changed the vesting to the first anniversary of the grant date. The annual grant date of awards was also changed from October 3rd to the seventh business day following the third quarter earnings release.

On November 3, 2006 and October 3, 2005, the Company granted 13,020 and 9,045 restricted stock units, respectively, with fair market values of $36.72 and $35.94 per share, respectively, to the nonemployee directors.

The Dade Behring Nonemployee Directors’ Deferred Stock Compensation Plan allows directors to defer fees earned and invest them in common stock units. Dividend equivalents accrued under the plan are invested in additional common stock units. During each of the years ended December 31, 2006 and 2005, fees of $0.2 million were deferred as common stock units and recorded as compensation expense and additional paid-in-capital.

11.          Financial Instruments

Interest Rate Derivatives

The Company is subject to interest rate risk on its long-term variable interest rate debt. The Company enters into debt obligations primarily to support general corporate purposes, including capital expenditures and working capital needs. To manage a portion of the exposure to interest rate increases on outstanding debt, the Company has entered into interest rate collar and swap agreements. These instruments have been designated as cash-flow hedges under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. The fair value of the interest rate derivative agreements is the estimated amount that the Company would pay or receive to terminate the agreements, assuming prevailing interest rates.

In June 2005, the Company entered into interest rate swap agreements for a total notional amount of $200 million in order to hedge interest risk on outstanding borrowing under the Revolving Credit Facility. The swaps would have matured on April 27, 2010. During the second quarter of 2006, the Company sold these interest rate swaps for proceeds of $9.1 million and simultaneously purchased interest rate collars (caps and floors) for a premium of $2.5 million on the same notional amount of $200 million. The Company entered into this transaction to realize the $9.1 million value of the swaps on the balance sheet, which significantly reduced the risk of economic loss to the Company. The collar agreements provide the Company continued protection against interest rate risk. Under these agreements and including the 0.40% applicable margin on the Revolving Credit Facility, the Company will pay no less than 4.5% (floor) and no more than 5.7% (cap) on the hedged $200 million LIBOR based borrowings. The collar agreements are designated as cash flow hedges under SFAS No. 133 and mature concurrently with the Company’s Revolving Credit Facility on April 27, 2010. The proceeds from the sale of the swaps and the premium cost of the collars are being amortized over the remaining life of the Revolving Credit Facility.

At December 31, 2006, the variable interest rate on $200 million of the Company’s Revolving Credit Facility was hedged using interest rate derivative agreements. This resulted in an average effective interest rate of 4.8% through April 27, 2010 on the hedged portion of the Company’s borrowings as of December 31, 2006. At December 31, 2006, the fair values of the outstanding cap and floor agreements were an asset of $1.3 million and a liability of $0.8 million, respectively. At December 31, 2005, the variable interest rate on $200 million of our Revolving Credit Facility was hedged using interest rate swap agreements, which resulted in an effective interest rate of 4.7%. At December 31, 2005, the fair value of the outstanding swap agreements was an asset of $5.1 million. No significant amounts were recorded during 2004, 2005 or 2006 relating to hedge ineffectiveness for any of these instruments.

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

The Company enters into foreign currency forward contracts to manage exposure to exchange rate fluctuations on short-term intercompany borrowing arrangements denominated in foreign currencies. These contracts are economic hedges and are not designated as accounting hedges under SFAS No. 133. As such, gains and losses on forward contracts resulting from revaluations are recorded to foreign exchange gain (loss) on the statement of operations and substantially offset the gains and losses on the hedged items in current earnings. At December 31, 2006 and 2005, the Company had foreign currency forward contracts with aggregated notional amounts of $48.0 million and $103.8 million, and their fair values were assets of $0.3 million and $3.2 million, respectively, which are included in other current assets on the consolidated balance sheet.

To manage the foreign currency risk on sales outside of the United States, in 2006, 2005 and 2004, the Company purchased average rate put options for various currencies with characteristics similar to those of the underlying exposure to manage this foreign currency exposure. The terminal value of the average rate put options is designated as a cash-flow hedge under SFAS No. 133, and as such, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. Any portion of the average rate put options deemed to be ineffective is recorded in other income/loss. During 2006, 2005 and 2004, the Company did not recognize any significant foreign exchange losses relating to hedge ineffectiveness for these instruments. The fair value of the average rate put options is the estimated amount that the Company would pay or receive to terminate the agreements, assuming current foreign exchange rates. At December 31, 2006 and 2005, the Company held average rate put options with aggregated notional amounts of approximately $164.2 million and $148.7 million, and fair values were assets of $3.2 million and $4.4 million, respectively. These contracts extend through February 2008.

Amounts Recognized in Accumulated Other Comprehensive Income

The following table summarizes gains (losses) recognized in accumulated other comprehensive income related to all of the Company’s cash flow hedges without considering tax effects (in millions).

Balance as of December 31, 2004	$(4.8)
Change in fair value	7.1
Net derivative and marketable security gains transferred to earnings	6.0
Balance as of December 31, 2005	8.3
Change in fair value	0.6
Net derivative and marketable security losses transferred to earnings	(5.5)
Balance as of December 31, 2006	$3.4

Fair Value of Other Financial Instruments

The carrying values of cash equivalents and other current assets and liabilities approximate their fair values at December 31, 2006 and 2005 because of the short maturity of these instruments.

The carrying values of the revolving credit facility of $495.0 million and $386.0 million at December 31, 2006 and 2005, respectively, approximated its fair values because the interest rate is variable and based on market rates.

12.          Retirement Programs

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its benefit plans in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The initial recognition of the funded status of the Company’s benefit plans resulted in the following changes to the Company’s consolidated balance sheet: decrease in accumulated other comprehensive income of $12.9 million (net of income tax benefits of $8.5 million); decrease in prepaid assets of $0.4 million; decrease in intangible assets of $0.6 million; increase in long-term deferred tax assets of $9.1 million; increase in long-term deferred tax liabilities of $0.6 million; increase in accrued liabilities of $2.2 million; and increase in other liabilities of $18.2 million.

The Company’s subsidiaries in Germany participate in a multiemployer pension plan which provides defined benefits to all employees. Employer contributions charged to pension expense totaled $3.1 million, $2.4 million, and $2.2 million during the years ended December 31, 2006, 2005, and 2004, respectively.

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

	December 31,
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(in millions)
Obligations and funded status
Change in benefit obligation:
Benefit obligation at beginning of year	$266.2	$75.9	$230.6	$77.2
Service cost	14.4	3.7	12.7	3.4
Interest cost	14.2	3.0	13.1	3.0
Plan participants’ contributions	—	—	—	0.3
Plan amendments	0.3	—	—	—
Plan curtailments and settlements	—	—	—	(6.7)
Special termination benefits	—	0.1	—	1.0
Actuarial (gain) loss	(13.9)	(2.0)	18.3	12.5
Benefits paid	(8.9)	(1.7)	(8.5)	(4.0)
Foreign currency changes	—	7.3	—	(10.8)
Benefit obligation at end of year	$272.3	$86.3	$266.2	$75.9
Change in plan assets:
Fair value of plan assets at beginning of year	$198.3	$5.2	$170.1	$10.3
Actual return on plan assets	17.4	0.6	19.8	0.8
Employer contributions	20.9	2.2	16.9	2.2
Plan participants’ contributions	—	—	—	0.3
Plan settlements	—	—	—	(4.2)
Special termination benefits	—	—	—	1.0
Benefits paid	(8.9)	(1.7)	(8.5)	(4.0)
Foreign currency changes	—	(0.1)	—	(1.2)
Fair value of plan assets at end of year	$227.7	$6.2	$198.3	$5.2
Funded status at end of year:
Fair value of plan assets	$227.7	$6.2	$198.3	$5.2
Benefit obligation	(272.3)	(86.3)	(266.2)	(75.9)
Funded status	(44.6)	(80.1)	(67.9)	(70.7)
Unrecognized net actuarial loss	—	—	41.7	13.3
Unrecognized prior service cost	—	—	0.3	—
Contributions between measurement date and disclosure date	0.1	0.6	—	0.5
Benefit obligation recognized in consolidated balance sheet	$(44.5)	$(79.5)	$(25.9)	$(56.9)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$—	$—	$—	$0.3
Intangible asset	—	—	0.3	—
Accumulated other comprehensive loss	—	—	28.6	9.5
Current liabilities	(0.6)	(1.6)	—	—
Long-term liabilities	(43.9)	(77.9)	(54.8)	(66.7)
Benefit obligation recognized in the consolidated balance sheet	$(44.5)	$(79.5)	$(25.9)	$(56.9)
Aggregate accumulated benefit obligation for plans with obligations in excess of plan assets	$254.3	$80.9	$253.1	$71.1
Aggregate projected benefit obligation for plans with obligations in excess of plan assets	$272.3	$86.3	$266.2	$75.9

	U.S.	Non-U.S.
	(in millions)
Components of accumulated other comprehensive loss as of December 31, 2006:
Net actuarial loss	$(24.9)	$(11.8)
Prior service cost	(0.6)	—
Accumulated other comprehensive loss	$(25.5)	$(11.8)
Changes in accumulated other comprehensive loss during 2006:
Recognized as a component of net periodic benefit cost:
Net actuarial loss	$1.5	$0.5
Prior service cost	0.1	—
Not yet recognized as a component of net periodic benefit cost:
Net actuarial gain	15.2	2.0
Prior service benefit (cost)	(0.3)	—
Adjustment to recognize funded status of plans	(13.4)	(4.8)
Increase (decrease) in accumulated other comprehensive income during 2006	3.1	(2.3)
Accumulated other comprehensive loss at beginning of year	(28.6)	(9.5)
Accumulated other comprehensive loss at end of year	$(25.5)	$(11.8)
Accumulated other comprehensive loss amounts expected to be recognized during 2007:
Prior service cost	$0.1	$—
Net actuarial loss	0.3	0.4
Total	$0.4	$0.4

	December 31, 2006		December 31, 2005		December 31, 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(dollars in millions)
Weighted-average assumptions
Used to determine benefit obligation at period end
Discount rate	6.1%	2.5-4.63%	5.5%	2.0-4.25%	5.9%	2.0-5.25%
Rate of compensation increase	4.5%	2.5-2.96%	4.5%	2.1-2.5%	4.5%	2.75-2.8%
Used to determine net periodic benefit cost for the period ended
Discount rate	5.5%	2.0-4.25%	5.9%	2.0-5.25%	6.0%	2.0-5.5%
Expected long-term return on plan assets	8.5%	3.25%	8.5%	3.25%	8.5%	3.25-3.5%
Rate of compensation increase	4.5%	2.5%	4.5%	2.75-2.8%	4.5%	2.5-2.75%
Components of net periodic benefit cost for the period ended:
Service cost	$14.4	$3.8	$12.7	$3.4	$9.7	$3.1
Interest cost	14.2	3.0	13.1	3.0	11.9	2.8
Expected return on plan assets	(16.3)	(0.2)	(13.8)	(0.3)	(11.0)	(0.2)
Recognized net actuarial loss	1.6	0.5	0.7	—	0.3	—
Curtailment gain	—	—	—	(1.8)	—	—
Special termination benefits	—	0.1	—	1.0	—	—
SFAS 87 cost	$13.9	$7.2	$12.7	$5.3	$10.9	$5.7

The expected long-term rate of return on plan assets is reviewed at least annually, taking into account the Company’s asset allocation, historical returns on the types of assets in the trust and the current economic environment. Based on these factors, the Company expects the plan assets will earn an average of 8.5% per year for the U.S. Plans and 3.25% to 3.5% per year for the Non-U.S. Plans over the long-term.

We generally determine the discount rate assumption by constructing a hypothetical portfolio of investments with maturities that mirror the pension obligation.

Plan Assets and Contributions

The Company’s weighted-average asset allocations by asset category were as follows at:

	December 31,
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Asset Category
Equity securities	66%	69%	65%	67%
Bond securities	34%	29%	35%	27%
Other	—	2%	—	6%
Total	100%	100%	100%	100%

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

The Company expects to contribute approximately $20 million and $3 million to the U.S. Plans and Non-U.S. plans, respectively, during 2007.

Estimated Future Benefit Payments

The following pension benefit payments are expected to be paid for the following years (in millions):

	U.S.	Non-U.S.
2007	$9.4	$1.8
2008	10.3	2.0
2009	11.5	2.3
2010	12.4	2.7
2011	14.3	3.1
Years 2012 - 2016	113.1	19.8

Savings Plan

Most U.S. employees are eligible to participate in a Company sponsored qualified 401(k) plan. Participants may contribute up to 15% of their annual compensation, up to certain limits, to the 401(k) plan and the Company matched the participants’ contributions, up to 2% of compensation prior to 2006. Effective January 1, 2006, Company matching contributions were increased to 3%. Matching contributions made by the Company were $5.9 million, $3.8 million, and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

The Company has a stock purchase plan that operates in accordance with section 423 of the Tax Code whereby all employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month option period ending May 28 and November 28. During 2006 and 2005, employees purchased 297,525 and 348,401 shares, respectively. At December 31, 2006, 534,672 shares remain available for use in the plan.

13. Commitments and Contingencies

Legal Proceedings

The Company is a party in a number of legal proceedings. Based on the advice of legal counsel, management believes it is remote that any potential liability relative to the various legal proceedings pending against the Company will have a material effect on the Company’s conduct of its business, its results of operations, its financial position or its liquidity.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that limits the exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2006 and 2005.

Letters of Credit

As of December 31, 2006 and 2005, the Company has letters of credit and other guarantees outstanding of approximately $21.4 million and $19.7 million, respectively.

Lease Obligations

The Company leases certain facilities and equipment under operating leases expiring at various dates. Many of these operating leases contain renewal options. The Company has also entered into capital lease obligations. The long-term portion is a component of other liabilities on the accompanying balance sheet. Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2006 are as follows (in millions):

	Operating Leases	Capital Leases
2007	$30.6	$3.8
2008	25.9	1.8
2009	19.9	0.3
2010	14.4	—
2011	12.7	—
Thereafter	28.8	—
Total Lease Payments	$132.3	5.9
Less: amounts representing interest		(0.3)
Present value of minimum capital lease payments		5.6
Current portion		(3.5)
Long-term capital lease obligations		$2.1

Total expense for all operating leases was $37.0 million, $34.6 million, and $26.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14. Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing clinical diagnostic products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas; GCM-International; and Global Operations. GCM-Americas and GCM-International are the Company’s sales, marketing, customer training, technical support and field service organizations. For the Company’s reporting purposes, Americas includes North and South America. The United States comprises approximately ninety percent of the Americas segment’s results. International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing, distribution and research and development activities, which occur in the United States and Germany, and accordingly does not recognize significant revenues.

Earnings before interest and income taxes (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information by segment for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in millions):

	GCM- Americas	GCM-International	Global Operations	Total
Year Ended December 31, 2006
Revenue from external customers:
Core Chemistry	$637.1	$488.3	$14.7	$1,140.1
Hemostasis	143.1	173.6	—	316.7
Microbiology	101.9	64.2	—	166.1
Infectious Disease	8.1	81.3	—	89.4
Mature Products/Other	6.8	9.5	10.6	26.9
Total	$897.0	$816.9	$25.3	$1,739.2
Year Ended December 31, 2005
Revenue from external customers:
Core Chemistry	$597.1	$466.9	$10.8	$1,074.8
Hemostasis	133.1	165.6	—	298.7
Microbiology	99.1	65.7	—	164.8
Infectious Disease	7.4	79.0	—	86.4
Mature Products/Other	10.5	11.8	11.1	33.4
Total	$847.2	$789.0	$21.9	$1,658.1
Year Ended December 31, 2004
Revenue from external customers:
Core Chemistry	$548.8	$449.3	$7.5	$1,005.6
Hemostasis	121.4	155.3	—	276.7
Microbiology	92.4	60.1	—	152.5
Infectious Disease	5.1	78.9	—	84.0
Mature Products/Other	14.1	15.8	11.1	41.0
Total	$781.8	$759.4	$18.6	$1,559.8

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Depreciation and amortization
GCM-Americas	$30.8	$26.6	$24.4
GCM-International	68.4	60.5	59.1
Global Operations	54.1	56.5	56.1
Total Segment depreciation and amortization	153.3	143.6	139.6
All Other (1) depreciation and amortization	7.1	19.4	13.2
Total	$160.4	$163.0	$152.8
Segment EBIT
GCM-Americas (2)	$365.1	$354.5	$312.7
GCM-International (2)	252.1	270.3	246.8
Global Operations (2)	(312.7)	(292.6)	(272.8)
Total Segment EBIT (2)	304.5	332.2	286.7
All Other (1),(3) EBIT	(103.6)	(128.3)	(104.7)
Less: interest expense, net	(22.7)	(39.2)	(61.6)
Income before income tax expense	$178.2	$164.7	$120.4
Segment assets
GCM-Americas	$345.2	$315.3
GCM-International	510.8	424.5
Global Operations	906.9	907.8
Total Segment assets	1,762.9	1,647.6
All Other (1) assets	112.5	153.0
Total	$1,875.4	$1,800.6
Expenditures for segment assets
GCM-Americas	$43.6	$32.4
GCM-International	78.3	64.0
Global Operations	44.5	42.3
Total expenditures for segment assets	166.4	138.7
All Other (1) expenditures for assets	8.3	10.3
Total	$174.7	$149.0

(1)          Includes corporate headquarters, shared services centers, other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

(2)          Includes a restructuring charge of $21.3 million recorded in 2006, which was allocated by segment as follows: $0.4 million to GCM-Americas, $10.2 million to GCM-International and $10.7 million to Global Operations.

(3)          Includes a charge of $24.0 million recorded in 2005 related to the premium on the redemption of the Company’s senior subordinated notes.

The United States is the Company’s country of domicile. Total sales from external customers for the U.S. were $805.9 million, $766.3 million, and $716.9 million for the years ended December 31, 2006, 2005 and 2004 respectively. Total sales from external customers outside the U.S. were $933.3 million, $891.8 million, and $842.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. Total long-lived assets in the U.S. were $739.8 million and $801.7 million as of December 31, 2006 and 2005, respectively. Total long-lived assets outside the U.S. were $422.9 million and $404.9 million on as of December 31, 2006 and 2005, respectively.

Germany is a significant country as it represents at least 10% of the Company’s sales and long-lived assets. Total sales from external customers for Germany were $169.3 million, $168.6 million, $166.5 million for the years ended December 31, 2006,  2005 and 2004, respectively. Total long-lived assets in Germany were $246.8 million and $248.5 million as of December 31, 2006 and 2005, respectively.

15. Quarterly Financial Data (unaudited)

Amounts are in millions, except per share data.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$415.7	$444.5	$423.6	$455.4
Gross profit	232.6	246.2	226.9	245.4
Net income	34.2	37.6	28.9	19.3
Basic income per share	$0.39	$0.43	$0.34	$0.23
Diluted income per share	$0.38	$0.43	$0.33	$0.23

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$412.9	$423.5	$400.9	$420.8
Gross profit	223.2	242.1	221.1	230.4
Net income	25.2	17.1	48.3	34.3
Basic income per share	$0.29	$0.19	$0.54	$0.39
Diluted income per share	$0.27	$0.18	$0.53	$0.38

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
2.1

Disclosure Statement for Dade Behring Entities’ Joint Chapter 11 Plan of Reorganization dated June 27, 2002 (including the Plan of Reorganization which is attached as Exhibit A thereto) (incorporated by reference to the Form T-3 filed by Dade Behring Inc. (File No. 022-28621)).

3.1	Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
3.2	Third Amended and Restated Bylaws.*.
4.1	Form of certificate of common stock.*
4.2	Rights Agreement dated October 3, 2002, by and between Dade Behring Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent.*
10.1

Credit Agreement dated April 27, 2005, among Dade Behring Holdings, Inc., Dade Behring Inc., Certain Subsidiaries, as Guarantors, Various Lending Institutions, Bank of America N.A. (as Administrative Agent, Domestic Swing Line Lender, Foreign Swing Line Lender and L/C Issuer), Citicorp USA, Inc. (as Syndication Agent), BNP Paribas, The Royal Bank of Scotland PLC, and Dresdner Bank AG in Frankfurt AM Main (as Documentation Agents) and Banc of America Securities LLC and Citigroup Global Markets Inc., (as Joint-Lead Arrangers and Joint Book Managers). Incorporated by reference to the Current Report on form 8-K filed April 28, 2005.

10.2

First Amendment to Credit Agreement dated as of October 16, 2006, among Dade Behring Inc., Certain Subsidiaries, as Guarantors, Various Existing Lending Institutions, Various New Lending Institutions and Bank of America N.A. (as Administrative Agent for the Lenders. Incorporated by reference to the Quarterly Report on form 10-Q for the quarter ended September 30, 2006.

10.3	Registration Rights Agreement dated October 3, 2002, by and among Dade Behring Holdings, Inc. and the Holders named therein.*
†10.4	Dade Behring 2004 Incentive Compensation Plan. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
†10.5

Dade Behring 2004 Incentive Compensation Plan Stock Option Grant Acceptance and Acknowledgment and Stock Option Agreement. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

†10.6

Executive Officers 2006 Annual Incentive Program under the Dade Behring 2004 Incentive Compensation Plan and Dade Behring 2006 Management Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed by Dade Behring Holdings, Inc. on December 21, 2005.

†10.7

Executive Officers 2006 Annual Incentive Program under the Dade Behring 2004 Incentive Compensation Plan and Dade Behring 2007 Management Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed by Dade Behring Holdings, Inc. on December 15, 2006.

†10.8

Management Employment Agreement between James Reid-Anderson and Dade Behring Inc. dated June 1, 2001. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

X-1

†10.9	Dade Behring Holdings, Inc. 2002 Management Stock Option Plan.*
†10.10	Dade Behring Holdings, Inc. 2002 Chief Executive Officer Equity Plan.*
†10.11	Dade Behring Holdings, Inc. 2002 Director Stock Option Plan.*
†10.12	Dade Behring Holdings, Inc. Nonemployee Directors’ Deferred Stock Compensation Plan. (As Amended and Restated October 26, 2006).
†10.13

Dade Behring Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2005). Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

†10.14

Form of Executive Severance Agreement between Dade Behring Holdings, Inc. and various Executive Officers. Incorporated by reference to the Quarterly Report on form 10-Q for the quarter ended June 30, 2005.

†10.15

Supplemental Pension Arrangement as amended December 6, 2002, between Dade Behring Inc. and Donal M. Quinn. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

†10.16

Dade Behring Supplemental Pension Plan (As Amended and Restated Effective as of January 1, 2005). Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

†10.17	Dade Behring Employee Stock Purchase Plan. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
†10.18	First Amendment of the Dade Behring Employee Stock Purchase Plan.
†10.19	Dade Behring Stock Unit Award Agreement. Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
21.1	Subsidiaries of Dade Behring Holdings, Inc.
23.1	Consent of KPMG LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference to the Registration Statement on Form 10 filed by Dade Behring Holdings, Inc. filed on September 23, 2002 (Registration No. 000-50010).

†                    Indicates management contract or compensatory plan or arrangement.

X-2