Form 10-Q
period 2007-03-31
DADE BEHRING HOLDINGS INC
filed 2007-05-01
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

Number of Shares of Common Stock, par value $0.01 per share, Outstanding on April 25, 2007: 82,157,301

DADE BEHRING HOLDINGS, INC.
MARCH 31, 2007 FORM 10Q—TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
	(Dollars in millions, except share-related data)
Assets
Current assets:
Cash and cash equivalents	$37.7	$24.4
Accounts receivable, net	361.2	359.5
Inventories	217.8	189.7
Prepaid expenses and other current assets	20.4	23.2
Deferred income taxes	101.8	115.9
Total current assets	738.9	712.7
Property, plant and equipment, net	487.9	488.5
Deferred income taxes	153.5	138.6
Identifiable intangible assets, net	332.8	339.0
Goodwill	169.3	169.6
Other assets	30.6	27.0
Total assets	$1,913.0	$1,875.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$16.3	$14.8
Accounts payable	81.7	78.9
Accrued liabilities	267.8	273.6
Total current liabilities	365.8	367.3
Long-term debt	510.3	495.0
Deferred income taxes	33.6	33.5
Other liabilities	187.6	170.4
Total liabilities	1,097.3	1,066.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 150,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 82,102,452 and 82,860,364 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	0.8	0.8
Additional paid-in capital	441.2	475.0
Retained earnings	335.2	299.1
Accumulated other comprehensive income	38.5	34.3
Total shareholders’ equity	815.7	809.2
Total liabilities and shareholders’ equity	$1,913.0	$1,875.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
	(Dollars in millions, except per share data)
Net sales	$459.2	$415.7
Cost of goods sold	207.8	183.1
Gross profit	251.4	232.6
Operating costs and expenses:
Marketing and administrative expenses	141.4	137.2
Research and development expenses	38.3	37.4
Restructuring expense (income)	(0.5)	—
Income from operations	72.2	58.0
Other income (expense):
Interest expense	(9.3)	(6.4)
Interest income	1.2	1.1
Foreign exchange gain (loss)	(1.1)	2.0
Other	(2.0)	(0.3)
Income before income tax expense	61.0	54.4
Income tax expense	20.8	20.2
Net income	40.2	34.2
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	4.6	5.4
Net loss on derivative instruments	(0.4)	—
Other comprehensive income, net of income tax	4.2	5.4
Comprehensive income	$44.4	$39.6
Basic net income per common share:	$0.49	$0.39
Diluted net income per common share:	$0.48	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions, except share-related data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2006	82,860,364	$0.8	$475.0	$299.1	$34.3	$809.2
Net income	—	—	—	40.2	—	40.2
Dividends paid ($.05 per common share)	—	—	—	(4.1)	—	(4.1)
Repurchase of common stock	(1,219,428)	—	(50.7)	—	—	(50.7)
Nonemployee directors’ compensation plan	—	—	0.1	—	—	0.1
Exercise of stock options	461,516	—	7.6	—	—	7.6
Stock-based compensation expense	—	—	6.2	—	—	6.2
Excess tax benefits from stock-based compensation	—	—	3.0	—	—	3.0
Net loss on derivative instruments and marketable securities, net of income taxes	—	—	—	—	(0.4)	(0.4)
Cumulative translation adjustment	—	—	—	—	4.6	4.6
Balance at March 31, 2007	82,102,452	$0.8	$441.2	$335.2	$38.5	$815.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
	(Dollars in millions)
Operating Activities:
Net income	$40.2	$34.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	45.8	37.0
Net loss on disposal of fixed assets	0.3	0.4
Stock-based compensation expense	6.2	5.0
Deferred income taxes	13.7	8.3
Changes in balance sheet items:
Accounts receivable, net	0.6	12.8
Inventories	(25.8)	(11.4)
Prepaid expenses and other current assets	3.1	2.2
Accounts payable	2.5	(5.4)
Accrued liabilities	(1.1)	(11.1)
Other, net	(3.1)	3.0
Net cash flow provided by operating activities	82.4	75.0
Investing Activities:
Capital expenditures	(34.7)	(36.0)
Investment in licensing agreements	(1.1)	(0.2)
Net cash flow utilized for investing activities	(35.8)	(36.2)
Financing Activities:
Net proceeds related to short-term debt	1.5	1.5
Borrowings under revolving credit facility	52.2	163.2
Repayments of borrowings under revolving credit facility	(36.9)	(164.2)
Proceeds from exercise of stock options	7.6	5.8
Excess tax benefits from stock-based compensation	2.7	6.9
Repurchases of common stock	(56.5)	(64.5)
Dividends paid	(4.1)	(4.4)
Net cash flow utilized for financing activities	(33.5)	(55.7)
Effect of foreign exchange rates on cash	0.2	0.4
Net increase (decrease) in cash and cash equivalents	13.3	(16.5)
Cash and Cash Equivalents:
Beginning of Period	24.4	34.6
End of Period	$37.7	$18.1

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

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2006 consolidated financial statements of the Company included in the Company’s 2006 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Earnings Per Share

The computation of basic and diluted income per share is set forth in the following table (dollars in millions, except for share data).

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Net income	$40.2	$34.2
Weighted average outstanding common shares
Basic	82,508,900	87,794,751
Effect of dilutive securities (primarily stock options)	1,184,136	2,704,747
Diluted	83,693,036	90,499,498
Basic net income per share	$0.49	$0.39
Diluted net income per share	$0.48	$0.38

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

2.   Basis of Presentation (Continued)

a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of the recognition and disclosure provisions of SFAS 158 was reflected in the Company’s December 31, 2006 consolidated financial statements. The measurement provisions will be adopted during 2008 in accordance with the statement’s requirements. The Company is currently evaluating the impact of the adoption of the measurement provisions of SFAS 158 on its future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS 157 on its future consolidated financial statements.

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

	March 31, 2007	December 31, 2006
Raw materials	$39.4	$33.4
Work-in-process	43.1	37.2
Finished products	135.3	119.1
Total inventories	$217.8	$189.7

4.   Identifiable Intangible Assets

Identifiable intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for the Company’s tradename, which is not subject to amortization since it has an indefinite useful life. Identifiable intangible assets include the following (in millions):

		March 31, 2007			December 31, 2006
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	133.4	$(61.5)	71.9	133.0	$(58.0)	75.0
Developed technology	6 to 10	137.6	(89.8)	47.8	136.8	(84.4)	52.4
Internally developed software	5 to 10	98.8	(34.3)	64.5	93.8	(30.4)	63.4
Patents/Licenses	9 to 11	24.5	(10.9)	13.6	23.2	(10.0)	13.2
		$529.3	$(196.5)	$332.8	$521.8	$(182.8)	$339.0

Amortization expense totaled $13.2 million and $10.8 million for the quarters ended March 31, 2007 and 2006, respectively. The estimated amount of annual amortization expense for the identifiable intangible assets for each full year from 2008 through 2012 is as follows: $48.8 million, $37.5 million, $27.6 million, $16.3 million and $6.6 million, respectively. The estimated amount of amortization expense for the portion of customer relationships and developed technology intangible assets which were created from the application of fresh-start reporting in 2002, for each full year from 2008 to 2012 is as follows: $31.3 million, $22.7 million, $14.6 million, $6.8 million and $4.4 million, respectively.

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. The Company sells certain lease receivables to a financial institution, and collects these receivables on their behalf for a nominal fee. During the quarters ended March 31, 2007 and 2006, $16.4 million and $10.0 million of lease receivables were sold to a financial institution, respectively. These sales resulted in losses of $2.0 million and $0.3 million, respectively. The losses are included in other expense on the accompanying statement of operations. At March 31, 2007, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.5 million

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

5.   Sales of Lease Receivables (Continued)

and $13.5 million, respectively. At December 31, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $13.6 million and $11.8 million, respectively.

6.   Restructuring Reserve

On December 28, 2006, the Company’s Board of Directors approved a plan (“The Plan”) to consolidate its Cupertino, California reagent production operations into its Glasgow, Delaware manufacturing facility in order to realize cost savings and efficiency benefits. In addition, The Plan is intended to streamline the Company’s customer management organizational structure in certain geographic areas which have experienced downward pressure on revenue as a result of government healthcare cost reimbursement issues. The goal of these actions is to improve the Company’s profitability and return on invested capital. The Company anticipates closing the Cupertino facility by mid 2008. In connection with the plant closing and organizational changes, the Company expects to eliminate 130 positions and pay total severance, lease termination, relocation and other pre-tax cash costs of approximately $17.7 million, $3.6 million, $0.4 million and $4.9 million, respectively, and incur approximately $1.5 million of non-cash depreciation costs over the next two years. Total costs expected to be incurred by segment are $16.0 million for Global Operations, $0.4 million for GCM-Americas and $10.2 million for GCM-International.

During the quarter ended March 31, 2007, the Company reversed $0.5 million of severance costs against the reserve in the Global Operations segment for employees that voluntarily left the Company before completion of the exit plan. The Company also recognized $1.3 million of expense during the quarter ended March 31, 2007, in the Global Operations segment primarily related to relocation costs and non-cash depreciation. The cumulative amount of costs incurred since the Plan inception, net of expense reversals, include $17.2 million in severance costs pursuant to ongoing benefit arrangements, $3.6 million of lease termination costs to exit the Cupertino facility, and $1.3 million of relocation and depreciation costs, of which $11.5 million, $0.4 million and $10.2 million were allocated to the Global Operations, GCM-Americas and GCM-International segments, respectively. During the quarter ended March 31, 2007, $4.0 million of costs related to the Cupertino facility closure were reclassified from other long-term liabilities to accrued liabilities since these costs are expected to be paid by the first quarter of 2008. As a result, the entire restructuring liability of $20.4 million at March 31, 2007, is recorded in accrued liabilities on the consolidated balance sheet.

The following table summarizes the activity in the Company’s restructuring reserve for the Plan for the quarter ended March 31, 2007 (in millions):

	Severance Costs	Lease Termination Costs	Total
Reserve balance, December 31, 2006	$17.7	$3.6	$21.3
Cash payments	(0.4)	—	(0.4)
Credits to income	(0.5)	—	(0.5)
Reserve balance, March 31, 2007	$16.8	$3.6	$20.4

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

7.   Retirement Programs

The components of net periodic benefit cost recognized were as follows (in millions):

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Service cost	$4.8	$4.4
Interest cost	5.0	4.3
Expected return on plan assets	(4.8)	(4.0)
Recognized net actuarial loss	0.2	0.5
Net periodic benefit cost	$5.2	$5.2

8.   Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company did not have any adjustment to its liability for uncertain tax positions as a result of the implementation of FIN 48. At the adoption date, the Company had approximately $20.4 million of total unrecognized tax benefits. Of this total, $5.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The remainder would result in a reduction of goodwill.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had $1.6 million accrued for interest and/or penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for 2003 and 2004. Years prior to 2003 are no longer subject to U.S. federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002. The Company is no longer subject to non-US income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2000.

As of March 31, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions will be reduced by as much as $6.0 million by March 31, 2008. Approximately $3.5 million of this amount would favorably impact the Company’s effective tax rate. Such reductions would result from either the effective settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

9.   Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing clinical diagnostic products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International, and Global Operations. GCM-Americas and GCM-International are the Company’s sales and service organizations. For the Company’s reporting purposes, Americas includes North and South America. The United States comprises approximately ninety percent of the Americas segment’s results. GCM-International includes sales and service results from all other continents. Global Operations primarily includes all manufacturing, distribution and research and development activities, which occur primarily in the United States and Germany, and accordingly does not recognize significant revenues.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Business Segment and Geographic Information (Continued)

Revenue by segment for the quarters ended March 31, 2007 and 2006 is summarized as follows (in millions):

	GCM- Americas	GCM- International	Global Operations	Total
Quarter ended March 31, 2007
Revenue from external customers:
Core Chemistry	$166.1	$130.1	$4.1	$300.3
Hemostasis	38.3	49.4	—	87.7
Microbiology	25.7	15.8	—	41.5
Infectious Disease	1.6	20.8	—	22.4
Non-Core Products	2.5	2.7	2.1	7.3
Total	$234.2	$218.8	$6.2	$459.2
Quarter ended March 31, 2006
Revenue from external customers:
Core Chemistry	$154.3	$117.1	$3.6	$275.0
Hemostasis	35.3	41.6	—	76.9
Microbiology	22.4	13.7	—	36.1
Infectious Disease	1.6	19.7	—	21.3
Non-Core Products	1.9	2.4	2.1	6.4
Total	$215.5	$194.5	$5.7	$415.7

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)

9.   Business Segment and Geographic Information (Continued)

Earnings before interest and income tax expense (“EBIT”) is a primary profitability measure used to evaluate the segments, and is thus reconciled to income before income tax expense. Financial information by segment for the quarters ended March 31, 2007 and 2006 is summarized as follows (in millions):

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Depreciation and amortization
GCM-Americas	$8.8	$7.4
GCM-International	18.8	15.4
Global Operations	16.5	12.4
Total Segment depreciation and amortization	44.1	35.2
All Other depreciation and amortization	1.7	1.8
Total	$45.8	$37.0
Segment EBIT
GCM-Americas	$96.7	$88.4
GCM-International	76.6	64.0
Global Operations	(78.8)	(71.7)
Total Segment EBIT	94.5	80.7
All Other(1) EBIT	(25.4)	(21.0)
Less: interest expense, net	(8.1)	(5.3)
Income before income tax expense	$61.0	$54.4

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Goodwill at December 31, 2006 aggregated $169.6 million, and was allocated as follows: $127.4 million to Global Operations and $42.2 million to Global Customer Management-Americas. Goodwill at March 31, 2007 aggregated $169.3 million, and was allocated as follows: $127.2 million to Global Operations and $42.1 million to Global Customer Management-Americas.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Dade Behring Holdings’, Inc. 2006 Annual Report on Form 10-K contains management’s discussion and analysis of the Company’s financial condition and results of operation as of and for the year ended December 31, 2006. The following management’s discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2006 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known. Dade Behring Holdings, Inc. is also referred to as “we”, “us”, and “our” throughout this Form 10-Q.

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

Additional risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II Item 1A. of this document.

Results of Operation

We derive substantially all our revenue from manufacturing and marketing clinical diagnostic products and services. We are organized functionally and have three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International and Global Operations. GCM-Americas and GCM-International are our sales, marketing, customer training, technical support and field service organizations. For our reporting purposes, Americas includes North and South America. GCM-International includes sales and service results from all other continents. The gross profit margins for the two GCM segments are not materially different. Global Operations primarily includes all manufacturing, distribution and research and development activities, and accordingly does not recognize significant revenues. Global Operations functions as a cost center; consequently, a discussion of gross profit for each individual operating segment would not be meaningful. Generally, Global Operations does not incur a material amount of our marketing and administrative expense, but is responsible for virtually all research and development expense. Certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to the operating segments.

In December 2006, we launched the Dimension Vista® 1500 Intelligent Lab System, which is a compact, ultra integrated chemistry analyzer using advanced LOCI™ detection technology designed for the high-volume clinical laboratory. Given that Dimension Vista® embodies a new and more complex instrument design and reagent technology, the transfer of technical knowledge from research and development to our commercial organization is complex. Therefore, we placed a limited number of Dimension Vista® System instruments during the first quarter, 2007, and anticipate a broader number of placements occurring throughout 2007. We will initially target U.S. customers, then begin targeting key European customers in the second half of 2007 and anticipate global commercialization in 2008. Accordingly, we expect revenue to increase at a measured pace over the course of 2007.

In conjunction with the December 2006 launch of the Dimension Vista® System, we began recording non-cash amortization and depreciation expense related to previously capitalized system development costs and manufacturing assets. In addition, we anticipate we will incur incremental costs associated with service support and early stage manufacturing inefficiencies ahead of the related product revenue. The majority of these costs will be recorded in cost of goods sold, placing downward pressure on gross profit margins through 2008.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

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

Net Sales.   Net sales for the quarter ended March 31, 2007, totaled $459.2 million as compared to $415.7 million in the corresponding prior year quarter.

Sales for each segment were as follows (in millions):

	Quarter Ended
	March 31, 2007	March 31, 2006	% Change
GCM-Americas	$234.2	$215.5	8.7%
GCM-International	218.8	194.5	12.5%
Global Operations	6.2	5.7	8.8%
Total	$459.2	$415.7	10.5%

Adjusting for the favorable impact of foreign currency rate changes of $13.1 million, 2007 sales increased $30.4 million or 7.1% for the quarter. On a constant currency basis, sales increased $18.9 million or 8.8% in GCM-Americas and increased $11.2 million or 5.4% across GCM-International locations. On a geographic basis, constant currency sales growth was 7.9% in the U.S. and 6.4% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $17.5 million or 6.2% increase in core chemistry sales primarily driven by strong Dimension® product sales globally. The growth can also be attributed in part to a $7.5 million or 9.3% increase in hemostasis product sales and a $5.1 million or 14.1% increase in microbiology product sales. On a constant currency basis, infectious disease diagnostics and sales of non-core products were relatively flat as compared to the quarter ended March 31, 2006. Non-core products include royalties and third-party products that we do not consider to be part of our core strategy and, as a result, are expected to have flat or declining sales over time.

Our worldwide installed base of instruments was 41,300 as of March 31, 2007, a 1.8% increase since December 31, 2006 and a 6.6% increase since March 31, 2006. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and service.

Growth in the installed base of Dimension® RxL Max and Dimension® Xpand® Plus instruments, our Stratus® CS Acute Care™ Diagnostic System for cardiac testing and the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our PFA-100®, an instrument that tests platelet function. For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from utilizing our existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended March 31, 2007, increased $18.8 million to $251.4 million as compared to $232.6 million in the corresponding prior year period. On a constant currency basis, gross profit increased $11.6 million. Gross profit margin for the quarter ended March 31, 2007 was 54.7% as compared to 56.0% in the corresponding prior year period, representing a decrease of 1.3 percentage points. Approximately 0.9 percentage points is due to incremental Dimension Vista® costs and expenses associated with the manufacturing transition of our Cupertino facility. The remaining 0.4 percentage points related to pricing, product mix and cost reductions. We anticipate continuing to see downward pressure on gross profit margins throughout 2007 and into 2008 as a result of commercializing the Dimension Vista® System.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the quarter ended March 31, 2007, increased $4.2 million to $141.4 million, or 30.8% of sales, as compared to $137.2 million, or 33.0% of sales, in the prior year period. On a constant currency basis, marketing and administrative expenses were flat compared to the quarter ended March 31, 2006.

Research and Development Expenses.   Research and development expenses for the quarter ended March 31, 2007, totaled $38.3 million (8.3% of sales) and were $0.9 million or 2.4% higher than the prior year. On a constant currency basis, research and development expenses were flat compared to the quarter ended March 31, 2006.

Income from Operations.   Income from operations for the quarter ended March 31, 2007, increased $14.2 million to $72.2 million compared to $58.0 million in the prior year. The increase in income from operations is primarily due to revenue and gross profit growth partially offset by higher marketing and administrative expenses.

Interest Expense.   Interest expense for the quarter ended March 31, 2007, totaled $9.3 million, a $2.9 million increase over the corresponding prior year period. This increase is primarily due to higher borrowing levels and interest rates during 2007 compared to 2006.

Income Taxes.   Income tax expense of $20.8 million, representing an effective rate of 34.1%, was recorded in the quarter ended March 31, 2007, as compared to $20.2 million, representing an effective tax rate of 37.1%, in the quarter ended March 31, 2006.

Net Income.   The net income for the quarter ended March 31, 2007 was $40.2 million as compared to $34.2 million in the prior year, an increase of $6.0 million, or 17.5%. The increase in net income is primarily attributable to higher income from operations partially offset by higher interest expense.

Liquidity and Capital Resources

For the quarters ended March 31, 2007 and 2006, operating activities provided cash of $82.4 million and $75.0 million, respectively. An increase in net income adjusted for non-cash items was partially offset by the impacts of changes in working capital in 2007 compared to 2006. During the quarters ended March 31, 2007 and 2006, changes in accounts receivable positively impacted cash flows by $0.6 million and $12.8 million, respectively. The decrease in cash inflows from accounts receivable during 2007 compared to 2006 is primarily due to less incremental accounts receivable factoring. In certain countries where the collection process is lengthy, we utilize factoring facilities under which certain trade accounts receivables are sold on a non-recourse basis to financial institutions at face value. On a constant currency basis, our utilization of factoring facilities increased by $6.4 million and $12.2 million during the quarters ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the total amount of factored receivables was $113.6 million. During the quarter ended March 31, 2007, changes in inventory negatively impacted cash flows by $25.8 million compared to outflows of $11.4 million during the same period in 2006 as a result of building inventory in 2007 to support the Dimension Vista® launch.

When selling instruments to customers, we may enter into sales-type lease transactions. We sell certain lease receivables to a financial institution, and collect these receivables on their behalf for a nominal fee. During the quarters ended March 31, 2007 and 2006, $16.4 million and $10.0 million of lease receivables were sold to the financial institution, respectively. These sales resulted in losses of $2.0 million and $0.3 million, respectively. The losses are included in other expense on the accompanying statement of operations. At March 31, 2007, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $11.5 million and $13.5 million, respectively. At December 31, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $13.6 million and $11.8 million, respectively. The changes in customer contract terms are causing a shift away from sales-type leases to operating leases. This shift to operating leases may result in both lower instrument revenue and decreased cash flow in the short term as revenue will be recognized over the term of the lease instead of at the inception of the lease, and there are no lease receivables to sell to financial institutions if we enter into operating leases.

Net cash flow used for investing activities total $35.8 million and $36.2 million for the quarters ended March 31, 2007 and 2006, respectively, and was primarily for capital expenditures.

Financing activities for the quarter ended March 31, 2007, used net cash of $33.5 million, versus $55.7 million for the quarter ended March 31, 2006. The decrease in cash used is primarily due to lower repurchases of common stock and higher net revolver borrowings in 2007 compared to 2006. We used $56.5 million of cash to purchase our common stock during the quarter ended March 31, 2007, compared to $64.5 million in the corresponding prior year period. Borrowings under our revolving credit facility net of repayments increased by $16.3 million during the first quarter of 2007 compared to the same period in 2006.

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS 159 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of the recognition and disclosure provisions of SFAS 158 was reflected in our December 31, 2006 consolidated financial statements. The measurement provisions will be adopted during 2008 in accordance with the statement’s requirements. We are currently evaluating the impact of the adoption of the measurement provisions of SFAS 158 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS 157 on our future consolidated financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s 2006 Annual Report on Form 10-K contains quantitative and qualitative disclosures about market risk as of and for the year ended December 31, 2006. No material changes in the Company’s market risk have occurred since December 31, 2006.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.   Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   In January we completed implementation of a new financial reporting and consolidation system. Except for the described system implementation, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.        RISK FACTORS.

The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not materially changed other than as set forth below.

Certain of our contracts contain audit provisions.

Certain of our contracts, including those with various group purchasing organizations, provide for periodic audits of our performance to ensure adherence with certain provisions in the agreements with these organizations. While the Company believes it uses customary efforts and systems to assure compliance with its contractual obligations, it is reasonably possible that liabilities could result from these audits. However, to date such audits have not had a material adverse effect on our business and we do not expect that the resolution of such audits will have a material impact on our results of operations, cash flows, or statement of financial position.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2007, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
January 1 - 31, 2007	461,500	$41.00	461,500	—
February 1 - 28, 2007	505,351	$41.71	505,351	—
March 1 - 31, 2007	252,577	$42.24	252,577	—
Total	1,219,428	$41.55	1,219,428	2,975,538

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
May 1, 2007

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