Form 10-Q
period 2007-06-30
DADE BEHRING HOLDINGS INC
filed 2007-07-31
CIK 1183920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of Shares of Common Stock, par value $0.01 per share, Outstanding on July 25, 2007:  80,119,870

DADE BEHRING HOLDINGS, INC.
JUNE 30, 2007 FORM 10-Q—TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS.

Dade Behring Holdings, Inc.
Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(In millions of U.S. dollars, except share-related data)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$51.6	$24.4
Accounts receivable, net	390.9	359.5
Inventories	234.6	189.7
Prepaid expenses and other current assets	16.9	23.2
Deferred income taxes	91.1	115.9
Total current assets	785.1	712.7
Property, plant and equipment, net	493.2	488.5
Deferred income taxes	148.9	138.6
Intangible assets, net	325.3	339.0
Goodwill	168.6	169.6
Other assets	30.3	27.0
Total assets	$1,951.4	$1,875.4
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$5.3	$14.8
Accounts payable	83.3	78.9
Accrued liabilities	280.7	273.6
Total current liabilities	369.3	367.3
Long-term debt	595.0	495.0
Deferred income taxes	32.4	33.5
Other liabilities	189.4	170.4
Total liabilities	1,186.1	1,066.2
Commitments and contingencies
Shareholders’ equity:
Common Stock: $.01 par value; 150,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 80,153,423 and 82,860,364 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	0.8	0.8
Additional paid-in capital	335.5	475.0
Retained earnings	381.3	299.1
Accumulated other comprehensive income	47.7	34.3
Total shareholders’ equity	765.3	809.2
Total liabilities and shareholders’ equity	$1,951.4	$1,875.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Quarters and Six-Months Ended June 30, 2007 and 2006
(In millions of U.S. dollars, except share-related data)
(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Net sales	$480.8	$444.5	$940.0	$860.2
Cost of goods sold	215.3	198.3	423.2	381.4
Gross profit	265.5	246.2	516.8	478.8
Operating costs and expenses:
Marketing and administrative expenses	146.2	141.2	287.6	278.4
Research and development expenses	39.1	41.1	77.4	78.5
Restructuring expense (income)	(0.5)	—	(1.0)	—
Income from operations	80.7	63.9	152.8	121.9
Other income (expense):
Interest expense	(9.8)	(5.7)	(19.1)	(12.1)
Interest income	1.7	1.4	2.9	2.5
Foreign exchange gain (loss)	(1.0)	(1.7)	(2.1)	0.3
Other	0.1	(0.1)	(1.9)	(0.4)
Income before income tax expense	71.7	57.8	132.6	112.2
Income tax expense	21.4	20.2	42.2	40.4
Net income	50.3	37.6	90.4	71.8
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	8.5	12.7	13.1	18.1
Net gain (loss) on derivative instruments	0.7	(1.3)	0.3	(1.3)
Other comprehensive income, net of income tax	9.2	11.4	13.4	16.8
Comprehensive income	$59.5	$49.0	$103.8	$88.6
Basic net income per common share:	$0.62	$0.43	$1.10	$0.82
Diluted net income per common share:	$0.61	$0.43	$1.08	$0.81

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
For the Six-Months Ended June 30, 2007
(In millions of U.S. dollars, except share-related data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2006	82,860,364	$0.8	$475.0	$299.1	$34.3	$809.2
Net income	—	—	—	90.4	—	90.4
Dividends paid ($.10 per common share)	—	—	—	(8.2)	—	(8.2)
Repurchase of common stock	(3,596,410)	—	(174.5)	—	—	(174.5)
Nonemployee directors’ compensation plan	—	—	0.1	—	—	0.1
Issuance of stock—employee share purchase program	155,874	—	5.0	—	—	5.0
Exercise of stock options	733,595	—	12.9	—	—	12.9
Stock-based compensation expense	—	—	12.3	—	—	12.3
Excess tax benefits from stock-based compensation	—	—	4.7	—	—	4.7
Net gain on derivative instruments, net of income taxes	—	—	—	—	0.3	0.3
Cumulative translation adjustment	—	—	—	—	13.1	13.1
Balance at June 30, 2007	80,153,423	$0.8	$335.5	$381.3	$47.7	$765.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six-Months Ended June 30, 2007 and 2006
(In millions of U.S. dollars)
(Unaudited)

	2007	2006
Operating Activities:
Net income	$90.4	$71.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92.5	77.0
Net loss on disposal of fixed assets	1.5	2.6
Stock-based compensation expense	12.3	10.0
Deferred income taxes	30.8	16.8
Changes in balance sheet items:
Accounts receivable, net	(24.7)	(27.3)
Inventories	(40.6)	(12.9)
Prepaid expenses and other current assets	7.2	(2.5)
Accounts payable	3.7	(9.5)
Accrued liabilities	6.5	(7.5)
Other, net	(2.1)	10.0
Net cash flow provided by operating activities	177.5	128.5
Investing Activities:
Capital expenditures	(74.3)	(75.0)
Investment in licensing agreements	(1.4)	(0.6)
Net cash flow utilized for investing activities	(75.7)	(75.6)
Financing Activities:
Net borrowings (repayments) related to short-term debt	(9.6)	3.6
Borrowings under revolving credit facility	179.9	323.7
Repayments of borrowings under revolving credit facility	(79.9)	(291.1)
Payment of debt issuance costs	(0.9)	—
Proceeds from exercise of stock options	12.9	11.4
Proceeds from employee stock purchase plan	5.0	5.2
Excess tax benefits from stock-based compensation	3.9	12.9
Repurchases of common stock	(178.8)	(121.8)
Dividends paid	(8.2)	(8.7)
Net cash flow utilized for financing activities	(75.7)	(64.8)
Effect of foreign exchange rates on cash	1.1	0.7
Net increase (decrease) in cash and cash equivalents	27.2	(11.2)
Cash and Cash Equivalents:
Beginning of Period	24.4	34.6
End of Period	$51.6	$23.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited)
In millions of U.S. dollars, except share-related data

1.   Organization and Business

Dade Behring Holdings, Inc., was incorporated in the State of Delaware on September 23, 1994, and owns all the capital stock of its subsidiary, Dade Behring Inc. (“DBI”) (collectively, the “Company”). The Company develops, manufactures and markets clinical diagnostic equipment, reagents, consumable supplies and services worldwide.

2.   Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the December 31, 2006 consolidated financial statements of the Company included in the Company’s 2006 Annual Report on Form 10-K and notes thereto, are adequate to make the information presented not misleading. In management’s opinion, the condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the quarter and six-months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Earnings Per Share

The computation of basic and diluted net income per share is set forth in the following table:

	Quarter Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Net income	$50.3	$37.6	$90.4	$71.8
Weighted average outstanding common shares
Basic	81,313,791	86,906,866	81,908,047	87,348,356
Effect of dilutive securities (primarily stock options)	1,679,175	1,354,731	1,495,685	1,561,750
Diluted	82,992,966	88,261,597	83,403,732	88,910,106
Basic net income per share	$0.62	$0.43	$1.10	$0.82
Diluted net income per share	$0.61	$0.43	$1.08	$0.81

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

2.   Basis of Presentation (Continued)

payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty for goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over funded or under funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of the recognition and disclosure provisions of SFAS 158 was reflected in the Company’s December 31, 2006 consolidated financial statements. The measurement provisions will be adopted during 2008 in accordance with the statement’s requirements. The Company is currently evaluating the impact of the adoption of the measurement provisions of SFAS 158 on its future consolidated financial statements.

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

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

3.   Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead costs. Market for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$40.3	$33.4
Work-in-process	47.8	37.2
Finished products	146.5	119.1
Total inventories	$234.6	$189.7

The inventory increase of $44.9 million is primarily driven by the planned build up of inventory in anticipation of the manufacturing facility move from Cupertino, California to Glasgow, Delaware as well as the controlled launch of the Dimension Vista® System.

4.   Intangible Assets and Goodwill

Intangible assets are being amortized over their legal or estimated useful lives, whichever is shorter, except for the Company’s tradename, which is not subject to amortization since it has an indefinite useful life. Intangible assets include the following:

		June 30, 2007			December 31, 2006
	Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Tradename	Indefinite	$135.0	N/A	$135.0	$135.0	N/A	$135.0
Customer relationships	8 to 17	134.0	(65.1)	68.9	133.0	$(58.0)	75.0
Developed technology	6 to 10	138.8	(95.6)	43.2	136.8	(84.4)	52.4
Internally developed software	5 to 10	103.6	(38.5)	65.1	93.8	(30.4)	63.4
Patents/Licenses	9 to 11	24.9	(11.8)	13.1	23.2	(10.0)	13.2
		$536.3	$(211.0)	$325.3	$521.8	$(182.8)	$339.0

Amortization expense totaled $13.6 million and $11.0 million for the quarters ended June 30, 2007 and 2006, respectively, and $26.8 million and $21.8 million for the six-months ended June 30, 2007 and 2006, respectively. The estimated amount of annual amortization expense for the intangible assets for each full year from 2008 through 2012 is as follows: $48.5 million, $37.9 million, $28.0 million, $16.6 million and $6.0 million, respectively. The estimated amount of amortization expense for the portion of customer relationships and developed technology intangible assets that were created from the application of fresh-start reporting in 2002, for each full year from 2008 to 2012 is as follows: $31.5 million, $22.8 million, $14.7 million, $6.9 million and $4.4 million, respectively.

Goodwill at June 30, 2007, aggregated $168.6 million, and was allocated as follows: $126.7 million to Global Operations and $41.9 million to GCM-Americas. Goodwill at December 31, 2006, aggregated

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

4.   Intangible Assets and Goodwill (Continued)

$169.6 million, and was allocated as follows: $127.4 million to Global Operations and $42.2 million to Global Customer Management-Americas.

5.   Sales of Lease Receivables

When selling instruments to customers, the Company may enter into sales-type lease transactions. The Company sells certain lease receivables to a financial institution, and collects these receivables on their behalf for a nominal fee. During the quarters ended June 30, 2007 and 2006, $16.3 million and $12.7 million of lease receivables were sold to the financial institution, respectively. During the six-months ended June 30, 2007 and 2006, $32.7 million and $22.7 million of lease receivables were sold to the financial institution, respectively. These sales resulted in losses of $1.2 million and gains of $0.6 million for the quarters ended June 30, 2007 and 2006, respectively, and losses of $3.2 million and gains of $0.3 million for the six-months ended June 30, 2007 and 2006, respectively. Gains and losses are included in other income/expense on the accompanying statements of operations. At June 30, 2007, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $8.8 million and $12.0 million, respectively. At December 31, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $13.6 million and $11.8 million, respectively.

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

The table below summarizes the 2007 activity in the restructuring reserve. The Company reversed $1.1 million and $1.6 million of severance reserves primarily in the Global Operations segment during the quarter and six-months ended June 30, 2007, respectively, for employees that voluntarily left the Company or transferred within the Company before completion of the exit plan. These reversals were credited against restructuring expense in the consolidated statements of operations with a corresponding reduction to the restructuring reserve in the consolidated balance sheet. For the quarter, Global Operations also recorded retention bonuses of $0.6 million, which were recorded as restructuring expense in the consolidated statement of operations. The Company also recognized charges associated with relocation, accelerated depreciation and other related costs of $2.8 million and $4.1 million for the quarter and

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

6.   Restructuring Reserve (Continued)

six-months ended June 30, 2007, respectively. These costs were recorded as cost of goods sold in the consolidated statements of operations.

	Severance Costs	Lease Termination Costs	Total
Reserve balance, December 31, 2006	$17.7	$3.6	$21.3
Cash payments	(0.4)	—	(0.4)
Credits to income	(0.5)	—	(0.5)
Reserve balance, March 31, 2007	16.8	3.6	20.4
Cash payments	(2.0)	—	(2.0)
Credits to income	(1.1)	—	(1.1)
Reserve balance, June 30, 2007	$13.7	$3.6	$17.3

The cumulative amount of costs expensed since The Plan inception, net of expense reversals, include $16.1 million in severance costs pursuant to ongoing benefit arrangements, $3.6 million of lease termination costs to exit the Cupertino facility, $4.1 million of relocation, depreciation costs and other related charges, and $0.6 million of retention bonuses, of which $13.6 million, $0.4 million and $10.4 million were allocated to the Global Operations, GCM-Americas and GCM-International segments, respectively. The entire restructuring liability of $17.3 million at June 30, 2007 is recorded in accrued liabilities on the consolidated balance sheet.

7.   Retirement Programs

The components of net periodic benefit cost recognized were as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Service cost	$4.8	$4.4	$9.6	$8.8
Interest cost	5.0	4.4	10.0	8.7
Expected return on plan assets	(4.8)	(4.1)	(9.6)	(8.1)
Recognized net actuarial loss	0.2	0.6	0.4	1.1
Net periodic benefit cost	$5.2	$5.3	$10.4	$10.5

8.   Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company did not have any adjustment to its liability for uncertain tax positions as a result of the implementation of FIN 48. At the adoption date, the Company had approximately $20.4 million of total unrecognized tax benefits. Of this total, $5.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of June 30, 2007, the Company has approximately $16.7 million of total unrecognized tax benefits. Of this total, $2.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The remainder would result in a reduction of goodwill.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

8.   Income Taxes (Continued)

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had $1.6 million accrued for interest and penalties.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for 2003 and 2004. Years prior to 2003 are no longer subject to U.S. federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002. The Company is no longer subject to non-US income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2000.

As of June 30, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions will be reduced by as much as $3.0 million by June 30, 2008. Approximately $0.5 million of this amount would favorably impact the Company’s effective tax rate. Such reductions would result from the statute of limitations expiring for years with uncertain tax positions. The Company’s liability for uncertain tax positions was reduced by approximately $3.9 million as a result of settlements with various tax authorities, of which $3.1 million favorably impacted the Company’s tax provision during the three months ended June 30, 2007.

9.   Debt

Effective May 30, 2007, the Company executed the Second Amendment to the Credit Agreement dated April 27, 2005 by and among Dade Behring Inc. and the Lenders party thereto. The Second Amendment extends the maturity date of the Credit Agreement to May 30, 2012 and increases the Commitment amount by $200.0 million, representing an aggregate revolving credit facility amount of $800.0 million. As of June 30, 2007, the Company has drawn $595.0 million on the revolving credit facility.

10.   Business Segment and Geographic Information

The Company derives substantially all its revenues from manufacturing and marketing clinical diagnostic products and services. The Company is organized functionally and is comprised of three reporting segments: Global Customer Management (“GCM”)-Americas, GCM-International, and Global Operations. GCM-Americas and GCM-International are the Company’s sales, marketing, customer training, technical support and field service organizations. For reporting purposes, Americas includes North and South America. The United States comprises approximately ninety percent of the Americas segment’s results. GCM-International includes sales and service results from all other continents. Global Operations primarily includes manufacturing, distribution and research and development activities, which occur predominantly in the United States and Germany, and accordingly does not recognize significant revenues.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

10.   Business Segment and Geographic Information (Continued)

Revenue from external customers by segment for the quarters and six-months ended June 30, 2007 and 2006 is summarized as follows:

	June 30, 2007				June 30, 2006
	GCM-	GCM-	Global		GCM-	GCM-	Global
	Americas	International	Operations	Total	Americas	International	Operations	Total
Quarter Ended
Core Chemistry	$ 167.1	$ 139.1	$ 8.2	$ 314.4	$ 165.3	$ 126.9	$ 2.9	$ 295.1
Hemostasis	38.9	52.0	0.1	91.0	34.8	45.1	—	79.9
Microbiology	27.4	17.0	—	44.4	25.0	16.2	—	41.2
Infectious Disease	2.0	21.3	0.3	23.6	2.2	19.6	—	21.8
Non-Core Products	1.6	3.0	2.8	7.4	1.3	2.4	2.8	6.5
Total	$ 237.0	$ 232.4	$ 11.4	$ 480.8	$ 228.6	$ 210.2	$ 5.7	$ 444.5
Six-Months Ended
Core Chemistry	$ 333.2	$ 269.2	$ 12.3	$ 614.7	$ 319.4	$ 244.3	$ 6.4	$ 570.1
Hemostasis	77.2	101.4	0.1	178.7	70.1	86.7	—	156.8
Microbiology	53.2	32.7	—	85.9	47.4	29.9	—	77.3
Infectious Disease	3.5	42.2	0.3	46.0	3.8	39.3	—	43.1
Non-Core Products	4.1	5.7	4.9	14.7	3.1	4.7	5.1	12.9
Total	$ 471.2	$ 451.2	$ 17.6	$ 940.0	$ 443.8	$ 404.9	$ 11.5	$ 860.2

Earnings before interest and income tax expense (“EBIT”) is a primary profitability measure used to evaluate segments, and is thus reconciled to income before income tax expense. Financial information by segment for the quarters and six-months ended June 30, 2007 and 2006 is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Depreciation and amortization
GCM-Americas	$ 9.2	$ 7.4	$ 18.0	$ 14.8
GCM-International	19.9	17.2	38.7	32.6
Global Operations	16.0	13.3	32.5	25.7
Total Segment depreciation and amortization	45.1	37.9	89.2	73.1
All Other depreciation and amortization	1.6	2.1	3.3	3.9
Total	$ 46.7	$ 40.0	$ 92.5	$ 77.0
Segment EBIT
GCM-Americas	$ 95.4	$ 93.8	$ 192.1	$ 182.2
GCM-International	84.2	70.3	160.9	134.3
Global Operations	(74.9)	(73.0)	(153.7)	(144.7)
Total Segment EBIT	104.7	91.1	199.3	171.8
All Other(1) EBIT	(24.9)	(29.0)	(50.5)	(50.0)
Less: interest expense, net	(8.1)	(4.3)	(16.2)	(9.6)
Income before income tax expense	$ 71.7	$ 57.8	$ 132.6	$ 112.2

(1)          Includes corporate headquarters, shared services centers, certain other expenses such as general corporate expenses, certain intercompany transactions and eliminations.

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

11.   Other Comprehensive Income

The Company’s December 31, 2006 Annual Report on Form 10-K correctly reported the effect of adopting SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in the rollforward of Accumulated Other Comprehensive Income (“AOCI”);  however, it incorrectly included the effect in the presentation of Other Comprehensive Income (“OCI”).  The effect of adopting SFAS 158 should not have impacted OCI. As a result, OCI was understated by $12.9 million for the year ended December 31, 2006.  The Company’s intent is to correct the presentation of OCI in the next Form 10-K filing.

The following table reflects OCI for the year ended December 31, 2006 “as reported” and “as revised”.

	As Reported in Form 10-K	SFAS 158 Adjustment	As Revised
Net income	$ 120.0	$ —	$ 120.0
Other comprehensive income:
Foreign currency translation adjustments	30.9	—	30.9
Pension liability adjustment	0.7	21.4	22.1
Net loss on derivative instruments and marketable securities	(4.9)	—	(4.9)
Income tax effects related to items of comprehensive income	(1.6)	(8.5)	(6.9)
Other comprehensive income, net of income tax	28.3	12.9	41.2
Comprehensive income	$ 148.3	$ 12.9	$ 161.2

12.   Subsequent Events

On July 25, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Siemens Corporation, a Delaware corporation (“Siemens”) and a wholly owned subsidiary of Siemens AG, Belfast Merger Co., a Delaware corporation and a wholly-owned subsidiary of Siemens (“Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.01 per share, of the Company at a price of $77.00 per share, net to the holder thereof in cash (the “Offer Price”). Pursuant to the Merger Agreement, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly owned subsidiary of Siemens. In the Merger, the shares of Company common stock remaining outstanding following the consummation of the Offer, other than shares held in treasury by the Company or owned by Siemens, Purchaser or any direct or indirect subsidiary of the Company, Siemens or Purchaser or shares held by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive merger consideration equal to the Offer Price.

It is a condition to Purchaser’s obligation to accept for payment and pay for the shares tendered in the Offer that more than 50% of the then-outstanding shares of Company common stock (adjusted to take

Dade Behring Holdings, Inc.
Notes To Condensed Consolidated Financial Statements (unaudited) (Continued)
In millions of U.S. dollars, except share-related data

12.   Subsequent Events (Continued)

into account the potential exercise of certain securities exercisable for shares of Company common stock) shall have been validly tendered in accordance with the terms of the Offer and not withdrawn (the “Minimum Condition”). The Minimum Condition may not be waived by Purchaser without the prior written consent of the Company. In addition, the obligation of Purchaser to accept for payment and pay for the shares tendered in the Offer is also subject to the satisfaction or waiver of other closing conditions set forth in the Merger Agreement, including among others, the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and clearances under the European Commission’s Merger Regulation (EEC 139/2004) and other antitrust laws.

The closing of the Merger is subject to customary closing conditions, and, depending on the number of shares held by Siemens and Purchaser after Purchaser’s acceptance of the shares properly tendered and not withdrawn pursuant to the Offer, adoption of the Merger Agreement by the holders of the outstanding shares of Company common stock after the completion of the Offer.

The Merger Agreement includes customary representations, warranties and covenants of Dade Behring, Siemens and Purchaser. Dade Behring has agreed to operate its business in the ordinary course until the Merger is consummated. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement.

The Merger Agreement contains termination rights for both the Company and Siemens.  If the Merger Agreement is terminated under certain specified circumstance, the Company may be required to pay Siemens a termination fee of up to $180 million.

The Offer for the outstanding common stock of the Company referred to in this report has not yet commenced. At the time the offer is commenced, Siemens will file a tender offer statement on Schedule TO with the Securities and Exchange Commission, and promptly thereafter the Company will file a solicitation/recommendation statement on Schedule 14D-9 with respect to the offer.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Dade Behring Holdings’, Inc. 2006 Annual Report on Form 10-K contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended December 31, 2006. The following management’s discussion and analysis focuses on material changes since that time and should be read in conjunction with the 2006 Annual Report on Form 10-K. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known. Dade Behring Holdings, Inc. is also referred to as “we”, “us”, and “our” throughout this Form 10-Q.

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

In December 2006, we launched the Dimension Vista® 1500 Intelligent Lab System, which is a compact, ultra-integrated chemistry analyzer using advanced LOCI™ detection technology designed for the high-volume clinical laboratory. Given that Dimension Vista® embodies a new and more complex instrument design and reagent technology, the transfer of technical knowledge from research and development to our commercial organization is complex. Therefore, we have placed a limited number of Dimension Vista® System instruments during the first half of 2007, and anticipate a broader number of placements occurring throughout 2007. We have initially targeted U.S. customers and intend to target key European customers in the second half of 2007, with a global commercialization anticipated in 2008. Accordingly, we expect revenue to increase at a measured pace over the course of 2007.

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

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

In the discussion below, we make certain comparisons on a “constant currency” basis, which is not a U.S. GAAP defined measure. We believe this measure provides for a meaningful analysis of the underlying activity, since it eliminates the effect of changes in foreign currency exchange rates. When making comparisons on a constant currency basis, we have calculated the change by comparing the applicable reported current year amount to the corresponding amount from the prior year in local currency translated at the foreign currency exchange rates for the current year. “Constant currency” as defined or presented by us may not be comparable to similarly titled measures reported by other companies.

Net Sales.   Net sales for the quarter ended June 30, 2007 totaled $480.8 million compared to $444.5 million in the corresponding prior year quarter.

Segment sales were as follows (in millions):

	Quarter Ended June 30,
	2007	2006	% Change
GCM-Americas	$237.0	$228.6	3.7%
GCM-International	232.4	210.2	10.6%
Global Operations	11.4	5.7	100.0%
Total	$480.8	$444.5	8.2%

Adjusting for the favorable impact of foreign currency exchange rate changes of $12.7 million, 2007 sales increased $23.6 million or 5.2% for the quarter. On a constant currency basis, GCM-Americas sales increased $6.9 million or 3.0%, and GCM-International sales increased $11.2 million or 5.0%. On a geographic basis, constant currency sales growth was 5.8% in the U.S. and 4.8% across all non-U.S. locations.

The overall sales increase on a constant currency basis can be attributed in part to a $11.7 million or 3.9% increase in core chemistry sales primarily driven by strong Dimension®, Stratus CS® and Syva® product sales globally. The growth can also be attributed in part to a $7.7 million or 9.3% increase in hemostasis product sales, $3.1 million or 7.5% increase in microbiology product sales, and a $1.1 million or 3.7% increase in infectious disease diagnostics and sales of non-core products. Non-core products include royalties and third-party products that we do not consider to be part of our core strategy.

Our worldwide installed base of instruments was 41,400 as of June 30, 2007, an increase of 5.5% over the period ended June 30, 2006. During the second quarter, we completed our bi-annual review of our installed base and removed approximately 400 units from the data base, which negatively impacted the second quarter installed base growth rate by approximately 1.0%. Growth in the instrument installed base of a product line contributes to the sales growth of the corresponding reagents, consumables and services.

Growth in the installed base of Dimension® RxL Max and Dimension® Xpand® Plus instruments, Stratus® CS Acute Care™ Diagnostic System for cardiac testing and the BN ProSpec® plasma protein instrument continue to drive much of the reagent, consumable and service sales growth in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing the CA-line of coagulation instruments and our BCS® XP system, a coagulation analyzer for the high-volume laboratory. For microbiology, new installations of MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide solid growth.

Beyond the installed base impact, reagent and consumable sales growth has benefited from improved method penetration, which resulted from utilizing our existing instrument base for additional tests.

Gross Profit.   Gross profit for the quarter ended June 30, 2007 increased $19.3 million or 7.8% to $265.5 million compared to $246.2 million in the corresponding prior year period. On a constant currency basis, gross profit increased $11.9 million or 4.8%. Gross profit margin for the period was 55.2% compared to 55.4% in the corresponding prior year period, representing a decrease of 0.2 percentage points. Approximately 1.2 percentage points of the decrease is due to incremental Dimension Vista® and Cupertino transition costs offset by favorable product mix and cost reductions. We anticipate continuing to see downward pressure on gross profit margins throughout 2007 and into 2008 as we continue to commercialize the Dimension Vista® System.

Marketing and Administrative Expenses.   For the quarter ended June 30, 2007, marketing and administrative expenses were $146.2 million or 30.4% of sales compared to $141.2 million or 31.8% of sales in the prior year period, representing an increase of $5.0 million or 3.5%. On a constant currency basis, marketing and administrative expenses increased $1.0 million or 0.7% compared to the quarter ended June 30, 2006. The increase was primarily driven by investments in resources to support the higher level of revenues being achieved.

Research and Development Expenses.   Research and development expenses for the quarter ended June 30, 2007 totaled $39.1 million (8.1% of sales) and were $2.0 million or 4.9% lower than the prior year expense of $41.1 million (9.2% of sales). On a constant currency basis, research and development expenses were $2.8 million lower than the quarter ended June 30, 2006, due to timing of spending.

Restructuring Expense (Income).   During the quarter ended June 30, 2007, Global Operations segment restructuring costs were reduced by $0.5 million primarily due to the reversal of severance costs of $1.1 million resulting from employees who voluntarily left the Company or transferred within the company before completion of the exit plan. This reduction was partially offset by $0.6 million of expense related to retention bonuses associated with the Cupertino manufacturing facility move.

Income from Operations.   Income from operations for the quarter ended June 30, 2007 increased $16.8 million to $80.7 million (16.8% of sales) compared to $63.9 million (14.4% of sales) in the prior year. The increase in income from operations is primarily due to revenue and gross profit growth as well as lower research and development spending, partially offset by higher marketing and administrative expenses.

Interest Income (Expense), Net.   Net interest expense for the quarter totaled $8.1 million, a $3.8 million increase over the corresponding prior year period. This increase is primarily due to higher borrowing levels and interest rates on borrowings during 2007 compared to 2006.

Income Taxes.   Income tax expense of $21.4 million, representing an effective rate of 29.8%, was recorded in the quarter ended June 30, 2007 compared to $20.2 million, representing an effective tax rate of 35.0%, in the quarter ended June 30, 2006. The decrease in the effective tax rate is primarily due to the reduction of a liability for uncertain tax positions of $3.1 million during the second quarter of 2007.

Net Income.   Net income for the quarter ended June 30, 2007 was $50.3 million compared to $37.6 million in the prior year, an increase of $12.7 million or 33.8%. The increase in net income is primarily attributable to higher income from operations offset partially by higher interest expense.

Six-Months Ended June 30, 2007 Compared to Six-Months Ended June 30, 2006

Net Sales.   Net sales for the six-months ended June 30, 2007 totaled $940.0 million compared to $860.2 million in the corresponding prior year period.

Segment sales were as follows (in millions):

	Six-Months Ended June 30,
	2007	2006	% Change
GCM-Americas	$471.2	$443.8	6.2%
GCM-International	451.2	404.9	11.4%
Global Operations	17.6	11.5	53.0%
Total	$940.0	$860.2	9.3%

Adjusting for the favorable impact of foreign currency exchange rate changes of $25.8 million, 2007 sales increased $54.0 million or 6.1% for the period. On a constant currency basis, sales increased $25.8 million or 5.8% in GCM-Americas and increased $22.4 million or 5.2% across GCM-International locations. On a geographic basis, constant currency sales growth was 6.9% in the U.S. and 5.6% across all international locations.

The overall sales increase on a constant currency basis can be attributed in part to a $29.2 million or 5.0% increase in core chemistry sales primarily driven by strong global Dimension® and Syva® product sales. The growth can also be attributed in part to a $15.2 million or 9.3% increase in hemostasis product sales, a $8.2 million or 10.6% increase in microbiology product sales and a $1.3 million or 2.2% increase in infectious disease diagnostics and sales of non-core products.

Our worldwide installed base of instruments grew 2.1% during the six-months ended June 30, 2007. During the second quarter, we completed our bi-annual review of our installed base and removed approximately 400 units from the data base, which negatively impacted the six-months installed base growth rate by approximately 1.0%. Growth in the installed base of Dimension® RxL Max™ and Dimension® Xpand® Plus instruments, Stratus® CS Acute Care™ Diagnostic System for cardiac testing and the BN ProSpec® plasma protein instrument continue to drive much of the reagents, consumables and service sales growth seen in our core chemistry products. Gains in the hemostasis installed base have been driven by strong momentum in placing our CA-line of coagulation instruments and our BCS® XP system, a coagulation analyzer for the high-volume laboratory. For microbiology, new installations of our MicroScan® autoSCAN® and WalkAway® series of instruments continue to provide growth.

Beyond the installed base impact, reagents and consumables sales growth has benefited from improved method penetration, which results from customers utilizing an existing instrument base for additional tests.

Gross Profit.   Gross profit for the six-months ended June 30, 2007 increased $38.0 million or 7.9% to $516.8 million compared to $478.8 million in the corresponding prior year period. On a constant currency basis, gross profit increased $23.5 million. Gross profit margin for the six-months ended June 30, 2007 was 55.0% compared to 55.7% in the corresponding prior year period. The decline was primarily due to incremental Dimension Vista® and Cupertino transition costs of 1.1 percentage points, offset by favorable product mix and cost reductions. We anticipate continuing to see downward pressure on gross profit margins throughout 2007 and into 2008 as we continue to commercialize the Dimension Vista® System.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the six-months ended June 30, 2007 increased $9.2 million to $287.6 million or 30.6% of sales, compared to $278.4 million or 32.4% of sales in the prior year period. On a constant currency basis, marketing and administrative expenses increased $1.0 million or 0.3% over the corresponding prior year period. The increase was primarily due to investments in resources to support the higher level of revenues being achieved.

Research and Development Expenses.   Research and development expenses for the six-months ended June 30, 2007 totaled $77.4 million (8.2% of sales) and were $1.1 million or 1.4% lower than the prior year period of $78.5 million (9.1% of sales). On a constant currency basis, research and development expenses decreased $2.8 million or 3.5% over the corresponding prior year period. The decrease is primarily due to timing of spending.

Restructuring Expense (Income).   During the six-months ended June 30, 2007, Global Operations segment restructuring costs were reduced by $1.0 million primarily due to the reversal of severance costs of $1.6 million resulting from employees who voluntarily left the Company or transferred within the company before completion of the exit plan. This reduction was partially offset by $0.6 million of expense recognized during the period for retention bonuses.

Income from Operations.   Income from operations for the six-months ended June 30, 2007 increased $30.9 million or 25.3% to $152.8 million (16.3% of sales) compared to $121.9 million (14.2% of sales) in the prior year period. The increase in income from operations is due primarily to the impacts of improved gross profit, partially offset by increased marketing and administrative expenses.

Interest Income (Expense), Net.   Net interest expense for the six-months ended June 30, 2007 totaled $16.2 million, a $6.6 million increase over the corresponding prior year period. This increase is primarily due to higher borrowing levels and interest rates on borrowings during 2007 compared to 2006.

Income Taxes.   Income tax expense of $42.2 million, representing an effective rate of 31.8%, was recorded in the six-months ended June 30, 2007 compared to $40.4 million, representing an effective tax rate of 36.0%, in the six-months ended June 30, 2006. The decrease in the effective tax rate is primarily due to the reduction of a liability for uncertain tax positions of $3.1 million during the second quarter of 2007.

Net Income.   Net income for the six-months ended June 30, 2007 was $90.4 million compared to $71.8 million in the prior year period, an increase of $18.6 million or 25.9%. The increase in net income is primarily attributable to higher income from operations partially offset by higher interest expense.

Liquidity and Capital Resources

	Six-Months Ended June 30,
	2007	2006	$ Change
Net cash provided by (used in):
Operating activities	$177.5	$128.5	$49.0
Investing activities	(75.7)	(75.6)	(0.1)
Financing activities	(75.7)	(64.8)	(10.9)
Effect of foreign exchange rates on cash	1.1	0.7	0.4
Net increase (decrease) in cash and cash equivalents	$27.2	($11.2)	$38.4

For the six-months ended June 30, 2007 and 2006, operating activities provided cash of $177.5 million and $128.5 million, respectively. The increase in cash inflows from operating activities is primarily driven by higher net income adjusted for non-cash items in 2007 compared to 2006. Increased depreciation and amortization expense associated with the Dimension Vista® System and higher deferred income taxes contributed to the year over year favorability in non-cash items. Although changes in working capital during the first six months of 2007 were flat compared to the same period in 2006, cash outflows for inventory increased $27.7 million to $40.6 million in 2007 compared to $12.9 million in 2006. This increase in cash outflows is primarily a result of building inventory in 2007 to support the Dimension Vista® launch and the Cupertino facility move.

When selling instruments to customers, we may enter into sales-type lease transactions. We sell certain lease receivables to a financial institution, and collect these receivables on their behalf for a nominal fee. During the six-months ended June 30, 2007 and 2006, $32.7 million and $22.7 million of lease receivables were sold to the financial institution, respectively. These sales resulted in losses of $3.2 million and gains of $0.3 million, respectively, which are included in other income/expense on the accompanying statements of operations. At June 30, 2007, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets total $8.8 million and $12.0 million, respectively. At December 31, 2006, the short- and long-term portions of lease receivables which were not sold and are included in accounts receivable and other assets totaled $13.6 million and $11.8 million, respectively.

Net cash flow used for investing activities totaled $75.7 million and $75.6 million for the six-months ended June 30, 2007 and 2006, respectively, and was primarily for capital expenditures.

Financing activities for the six-months ended June 30, 2007 used cash of $75.7 million versus $64.8 million for the six-months ended June 30, 2006. The increase in cash used is primarily due to higher common stock repurchases offset by net revolver borrowing activity in 2007 compared to 2006. The Company used $178.8 million of cash to purchase our common stock during the six-months ended June 30, 2007 compared to $121.8 million in the corresponding prior year period. Borrowings on our revolving credit facility, net of repayments, increased $100.0 million during the first six-months of 2007 compared to $32.6 million in the corresponding prior year period.

Effective May 30, 2007, we executed the Second Amendment to the Credit Agreement dated April 27, 2005 by and among Dade Behring Inc. and the Lenders party thereto. The Second Amendment extends the maturity date of the Credit Agreement to May 30, 2012 and increases the Commitment amount by $200.0 million, representing an aggregate revolving credit facility amount of $800.0 million. As of June 30, 2007, we have drawn $595.0 million on the revolving credit facility and have available borrowings of $205.0 million.

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity-method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS 159 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of the recognition and disclosure provisions of SFAS 158 was reflected in our December 31, 2006 consolidated financial statements. The measurement provisions will be adopted during 2008 in accordance with the statement’s requirements. We are currently evaluating the impact of the adoption of the measurement provisions of SFAS 158 on our future consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.   There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.        RISK FACTORS.

The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed other than as set forth below.

If the contemplated acquisition transaction agreed upon with Siemens Corporation does not close, our stock price, business and results of operations may suffer.

On July 25, 2007, the Company entered into an agreement and plan of merger with Siemens Corporation and its wholly owned subsidiary, Belfast Merger Co., pursuant to which it is contemplated that Siemens will commence a tender offer for all of the Company’s outstanding common stock at a purchase price of $77.00 per share.  Before the transactions contemplated thereby may be completed, at least 50% of the then-outstanding shares of Dade Behring common stock on a partially-diluted basis must have been validly tendered in accordance with the terms of the cash tender offer contemplated by the merger agreement and not withdrawn.  In addition, the obligation of Siemens to accept for payment and pay for the shares tendered in the cash tender offer contemplated thereby is subject to the satisfaction or waiver of other closing conditions set forth in the merger agreement, including among others, the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and clearances under the European Commission’s Merger Regulation (EEC 139/2004) and other antitrust laws. The closing on the merger to occur following the offer also is subject to certain conditions. These conditions could have the effect of delaying completion of the transaction or preventing the transaction from being consummated at all.

There can be no assurance that all conditions to the obligations of the parties to consummate the transactions contemplated by the merger agreement will be satisfied or waived or that the proposed transaction will occur at all.  In addition, if the merger agreement is terminated, depending upon the reasons for not completing the transaction, including whether we have received or entered into a competing takeover proposal, we may be required to pay Siemens a termination fee of up to $180 million.  In that event, these obligations may also make it less likely that other parties would be interested in entering into an acquisition transaction with us.  Furthermore, regardless of whether or not the transaction contemplated by the merger agreement closes, we will remain liable for our costs related to the proposed transaction, including substantial legal, accounting, filing and other transaction costs.

Accordingly, if the transaction is delayed or otherwise not consummated within the contemplated time periods or at all, the merger agreement could have a material adverse affect on our financial results and the Company’s stock price may suffer.

The announcement of the proposed transaction could have an adverse effect on our business in the near term.

Our business partners and customers may delay, defer or cancel purchases pending the consummation of the planned merger with Siemens. The proposed transaction may also adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel. In addition, due to the effects of the proposed transaction, our quarterly results of operations could be below the expectations of market analysts. Activities relating to the proposed transaction and related uncertainties could divert the attention of our management and employees from our day-to-day business, which could cause disruptions among our relationships with business partners and customers, and cause our employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs. In addition, the merger agreement with Siemens imposes affirmative and negative restrictions on the operations of our business. Without the consent of Siemens, we may be restricted from making certain acquisitions and taking other specified actions until the transaction closes or is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the transaction or its termination.

Certain of our contracts contain audit provisions.

Certain of our contracts, including those with various group purchasing organizations, provide for periodic audits of compliance with our contracts to ensure adherence with certain provisions in the agreements with these organizations. While the Company believes it uses customary efforts and systems to assure compliance with its contractual obligations, it is reasonably possible that liabilities could result from these audits. However, to date such audits have not had a material adverse effect on our business and we do not expect that the resolution of such audits will have a material impact on our results of operations, cash flows, or statement of financial position.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2007, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - 30, 2007	49,290	$44.62	49,290
May 1 - 31, 2007	1,929,542	$52.13	1,929,542
June 1 - 30, 2007	398,150	$52.77	398,150
Total	2,376,982	$52.08	2,376,982	598,556

(a)           In December 2006, our Board of Directors authorized the Company to purchase an incremental five million shares of common stock under our stock repurchase program. This action follows two prior authorizations of five million shares each, the first in April 2005 and the second in February 2006.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s annual meeting of stockholders was held on May 3, 2007. Of the 82,471,636 common shares outstanding on March 8, 2007, a total of 75,056,193 were represented at the meeting in person or by proxy. Results of votes with respect to proposals submitted at the meeting are as follows:

(a)          To elect two nominees to serve as directors and to hold office for a term of three years or until their successors have been elected and qualified. Votes recorded by nominee are as follows:

Nominee	For	Against/ Withheld
N. Leigh Anderson, Ph D.	73,341,044	1,715,149
James G. Andress	71,485,147	3,571,046

(b)         To approve an amendment and restatement of the Dade Behring Holdings, Inc. Incentive Compensation Plan. Our stockholders voted to approve this proposal with 55,294,462 votes for and 8,524,181 votes against. There were 17,170 abstentions and 11,220,380 broker non-votes.

ITEM 6.                EXHIBITS

(a)           Exhibits

2.1

Agreement and Plan of Merger, dated as of July 25, 2007, by and among Siemens Corporation, Belfast Merger Co. and Dade Behring Holdings, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2007.

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
John M. Duffey
Chief Financial Officer
July 31, 2007

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
2.1

Agreement and Plan of Merger, dated as of July 25, 2007, by and among Siemens Corporation, Belfast Merger Co. and Dade Behring Holdings, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2007.

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